Form 10-K
period 2008-06-30
BONANZA ONE, INC.
filed 2008-09-25
CIK 1411308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-52900

BONANZA ONE, INC.
(Name of small business issuer in its charter)

Nevada	26-0378663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

146 Parkside Lane, Mooresville, North Carolina	28117
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (704) 892-8022

(Former name, former address and former
Fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At September 24, 2008 there were 1,500,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

ii

iii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history; our lack of funding; the inexperience of our management with respect to our business plan; our potential inability to consummate a business combination with an operating company that is generating revenues; the possibility that our company may never generate revenues; unknown risks that may attend to a business with which we consummate a business combination; our personnel allocating their time to other businesses and potentially having conflicts of interest with our business; the ownership of our securities being concentrated, and those other risks and uncertainties detailed herein and in the Company’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in “Risk Factors.” The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Description of Business

General

Bonanza One, Inc. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on September 26, 2007 and is the successor in interest to Bonanza One, Inc., a Delaware corporation, upon the merger of the companies effective October 1, 2007. We are a developmental stage company and have not generated any revenues to date. Since inception, we have engaged in only limited business operations relating to our organization, affecting the merger described above, registering our class of common stock under the Exchange Act and engaging in preliminary discussions with and due diligence investigations of potential target companies with which to enter into a Business Combination. We have no full-time employees and do not own or lease any property.

Given that our current assets consist only of cash, we have no current operations and our proposed business contemplates entering into a Business Combination with an operating company, we are a “shell company,” which is defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.

We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination, if ever. We are currently in the process of identifying and evaluating targets for a Business Combination but we do not have any specific Business Combination under consideration. Our efforts to identify a prospective Target Business will not be limited to a particular industry or geographic location. In the case of all possible acquisitions, we intend to seek to consummate the acquisition which is most attractive and provides the greatest opportunity for creating securityholder value. The determination of which entity is the most attractive would be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our securityholders, the terms of the acquisition, the perceived quality of the business of the Target Business, among other factors described below. We believe that the owners of many potential targets would find an acquisition by us to be an easier and less risky route to liquidity than going through an initial public offering or other financing transactions. We cannot assure you that we will be able to locate a target or that we will be able to engage in a transaction on favorable terms or at all.

Affecting a Business Combination

General.

A Business Combination may involve the acquisition of, or merger with, a company that desires to have a class of securities registered under the Exchange Act, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, possible loss of voting control and compliance with various federal and state securities laws. As more fully described below under the heading “Form of acquisition; Opportunity for stockholder approval,” the proposed structure of any Business Combination may not require that we seek stockholder approval for the transaction and holders of our common stock may not have the opportunity to vote upon a proposed Business Combination.

Search for a target.

We are currently in the process of identifying and evaluating targets for a Business Combination. As described below in more detail, we have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates. To the extent we affect a Business Combination, we may be impacted by numerous risks inherent in the business and operations of the Target Business. The risks attendant to the Target Business may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings. Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses.

We intend to source our target opportunities from various internal and external sources. Target candidates have been, and we anticipate will continue to be, brought to our attention from affiliated and various unaffiliated sources. We believe that we will be able to identify target opportunities from internal sources primarily resulting from personal contacts and relationships that our officer/director and his affiliates have developed and maintain with various professionals, including accountants, consultants, commercial bankers, attorneys, regional brokers and other investors, both in North America and internationally, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Target Business candidates may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to Target Businesses candidates in which they believe we may have an interest on an unsolicited basis. In addition, we may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though we have not engaged any such persons, to date.

In no event will our existing officer and director, or any entity with which he is affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a Business Combination. In the event that we retain the services of professional firms or other individuals that specialize in business acquisitions, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We have not adopted any policies with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in shares of our common stock.

Selection criteria of a Target Business.

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. In evaluating a prospective Target Business, our management will consider, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the Business Combination.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a Business Combination with any Target Business. Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management. In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence may include, among other things, meetings with the Target Business’s incumbent management and inspection of its facilities, as well as a review of financial and other information that is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business candidate before we consummate a Business Combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the business opportunity seeking our participation.

Where possible, we will attempt to structure a Business Combination to achieve the most favorable tax treatment to us, the target company and both companies’ stockholders, taking into account other terms of the transaction. Depending on the circumstances of any acquisition, however, we may not be able to structure a transaction in the most tax advantageous manner. Further, we cannot assure you that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of any transaction.

The time and costs required to select and evaluate a Target Business and to structure and complete the Business Combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately completed may result in a loss to us.

Lack of diversification.

We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization, as described below, will render more than one Business Combination unlikely. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible spreading of risks or offsetting of losses. By consummating a Business Combination with a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a Business Combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the Target Business.

Management’s assessment of a Target Business will be based upon discussions with management of the Target Business and a review of due diligence material relating to the Target Business available to it during the evaluation period. Any such assessment may not be accurate.

Although we intend to scrutinize the management of a prospective Target Business when evaluating the desirability of effecting a Business Combination, we cannot assure you that our assessment of the Target Business’s management will prove accurate. In addition, we cannot assure you that future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors in the Target Business following a Business Combination cannot presently be stated with any certainty, though it is unlikely that any of such persons will continue to be associated with a Target Business with which we consummate a Business Combination, other than as stockholders.

Given our current resources, we will likely enter into a Business Combination with a privately-held company. Generally, very little public information exists about these companies and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential returns from entering into a Business Combination with such a company. If we do not uncover all material information about a Target Business prior to a Business Combination, we may not make a fully informed investment decision and we may lose money on our investments.

Form of acquisition; Opportunity for stockholder approval.

The manner in which we participate in a Business Combination will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of management of our Company and of the Target Business. In addition, the structure of any Business Combination will be dispositive as to whether stockholder approval of the Business Combination is required.

It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities to the security holders of the Target Business. Although the terms of any such transaction cannot be predicted, it is likely that we will seek to structure a Business Combination to qualify as a tax free transaction under the Internal Revenue Code of 1986, as amended (the "Code"). One such form of “tax free” transaction, if structured properly, entails the exchange of capital stock of the Target Business for our capital stock. Under Section 368(a)(1) of the Code, in order for a stock exchange transaction to qualify as a "tax free" reorganization, the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, our existing stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Depending upon the relative negotiating strength of the parties, stockholders at the time of the Business Combination may retain substantially less than 20% of the total issued and outstanding shares of our Company. This would result in substantial additional dilution to the equity of those persons who were stockholders of our Company prior to such Business Combination.

Our stockholders at the time of a Business Combination likely will not have control of a majority of the voting shares of the Company following a Business Combination. As part of such a transaction, all or a majority of the Company's management at the time and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished in the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it would likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares of common stock. The necessity to obtain stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain rights to dissenting stockholders who could require that the Company purchase their shares at a price equal to the fair market value in cash. Accordingly, management will seek to structure any Business Combination so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for a Business Combination, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Competition

Our ability to consummate a Business Combination will be constrained by our lack of financial resources to provide to the Target Business. We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours. These include blank check companies which have raised significant sums through sales of securities registered under federal securities laws that have a business plan similar to ours and possess a significant competitive advantage over us both from a financial and personnel perspective. Additionally, we may be subject to competition from other entities having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through acquisitions. Many of these entities are well established and have extensive experience identifying and affecting business combinations directly or through affiliates. Moreover, nearly all of these competitors possess greater technical, human and other resources than us. In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

While we believe there may be numerous potential target candidates with which we could affect a Business Combination, our ability to compete in affecting a Business Combination with prime candidates will be limited by our lack of financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of the most attractive Target Businesses.

If we succeed in affecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the Target Business. We cannot assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

Employees

We have one executive officer. He has other business interests and is not obligated to devote any specific number of hours to our matters and intend to devote only as much time as he deems necessary to our affairs. The amount of time he will devote in any time period will vary based on whether a Target Business has been selected for the Business Combination and the stage of the Business Combination process the Company is in. Accordingly, as management identifies suitable Target Businesses, our sole officer and director will spend more time investigating such Target Business and will devote additional time and effort negotiating and processing the Business Combination as developments warrant. We do not intend to have any full time employees prior to the consummation of a Business Combination.

Our sole officer and director may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities. To the extent that our officer/director engages in such other activities, he will have possible conflicts of interest in diverting opportunities which would be appropriate for our Company to other companies, entities or persons with which he is or may become associated or have an interest, rather than diverting such opportunities to us. Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officer and director choose to place his other business interests before ours. We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

Our officer and director may actively negotiate for or otherwise consent to the disposition of all or any portion of the shares of common stock he owns, as a condition to, or in connection, with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or a portion of his shares of common stock which would raise issues relating to a possible conflict of interest with our other security holders.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K before making a decision to invest in our securities. If any of the following risks occur, our business, financial condition and results of operations may be materially adversely affected.

Our sole officer and director has never served as a principal of a company that has completed a Business Combination.

Our sole officer and director has never been involved with a shell corporation the business purpose of which is to consummate a Business Combination. Accordingly, you may not be able to adequately evaluate his ability to identify and select an attractive Target Business or consummate successfully a Business Combination.

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company and have not engaged in any revenue generating activities to date. Since we do not have any operating history, you will have no basis upon which to evaluate our ability to achieve our business objective. We are currently in the process of evaluating and identifying targets for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business or generate any revenue until we consummate a such a transaction, if ever. We cannot assure you as to when or if a Business Combination will occur.

Our future success is dependent on the ability of management to complete a Business Combination with a Target Business that operates profitably.

The nature of our operations is highly speculative. The future success of our plan of operation will depend entirely on the operations, financial condition and management of the Target Business with which we may enter into a Business Combination. While management intends to seek to enter into a Business Combination with an entity having an established and profitable operating history, we cannot assure you that we will be successful in consummating a Business Combination with a candidate that meets that criteria. In the event we complete a Business Combination, the success of our operations will be dependent upon management of the Target Business and numerous other factors beyond our control.

We have no existing agreement for a Business Combination or other transaction.

We presently have no written arrangement or agreement with respect to engaging in a Business Combination. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will enter into a Business Combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a Business Combination on favorable terms.

We may have insufficient resources to cover our operating expenses and the costs and expenses of consummating a Business Combination.

At June 30, 2008, we had cash on hand of $174. We do not expect that these funds will be sufficient to cover our operating costs and expenses, including those we will incur in connection with satisfying our reporting obligations under the Securities Exchange Act of 1934 and consummating a Business Combination. If our financial resources are inadequate to cover our costs and expenses, we will require additional financing and we cannot be certain that such financing will be available to us on acceptable terms, if at all. Our failure to secure funds necessary to cover our costs and expenses, would have an adverse effect on our operations and ability to achieve our objectives

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a Business Combination with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude a Business Combination. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

If we affect a Business Combination with a financially unstable company or an entity in the early stage of development or growth, we will be subject to greater risks than if we were to affect a Business Combination with a more established company with a proven record of earnings and growth.

Given our financial and personnel resources compared to our competitors, we may be limited to consummating a Business Combination with a company that is financially unstable or is in the early stage of development or growth, including an entity without established records of sales or earnings. To the extent we affect a Business Combination with a financially unstable or early stage or emerging growth company, we may be affected by numerous risks inherent in the business and operations of such company that we would not be subject to if we were to affect a Business Combination with a more established company with a proven record of earnings and growth.

We likely will complete only one Business Combination, which will cause us to be dependent solely on a single business and a limited number of products, services or assets.

Given our limited financial resources and other considerations, it is likely we will complete a Business Combination with only one Target Business. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business and dependent upon the development or market acceptance of a single or limited number of products, processes or services. In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations or asset acquisitions in different industries or different areas of a single industry so as to diversify risks and offset losses.

Given our limited resources and the significant competition for Target Businesses, we may not be able to consummate an attractive Business Combination.

We will encounter intense competition from other entities having a business objective similar to ours, including blank check companies, finance companies, banks, venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and affecting Business Combinations directly or through affiliates. Nearly all of these competitors possess greater technical, human and other resources than we do and our financial resources will be negligible when contrasted with those of many of these competitors. In addition, we will experience direct competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

It is likely that we will consummate a Business Combination with a private company for which limited information will be available to conduct due diligence.

We likely will enter into a Business Combination with a privately-held company. Generally, very little public information exists about these companies or their management, and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential success of entering into a transaction with such a company. In addition, our management will only devote limited time to the business of the Company and will have available to it extremely limited financial resources with which to conduct due diligence. If our assessment of the Target Business’s operations and management is inaccurate or we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

If we consummate a Business Combination by way of an acquisition, stockholders may not have an opportunity to vote on the transaction.

If we consummate a Business Combination by way of an acquisition of the capital stock or assets of the Target Business, the transaction may be accomplished in the sole determination of management without any vote or approval by securityholders. Accordingly, holders of our securities at the time of any Business Combination may not have an opportunity to evaluate the Target Business or its management and will have to rely on the judgment of management in assessing the future profitability and viability of the Target Business.

A Business Combination with a foreign company may subject us to additional risks.

If we enter into a Business Combination with a foreign entity, we will be subject to all of the risks inherent in business operations outside of the United States. These risks include:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;
•	foreign currency exchange rate fluctuations
•	potential hostilities and changes in diplomatic and trade relationships;
•	changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;
•	burdens of complying with a wide variety of foreign laws and regulations;
•	longer payment cycles and difficulties collecting receivables through foreign legal systems;
•	difficulties in enforcing or defending agreements and intellectual property rights;
•	reduced protection for intellectual property rights in some countries;
•	potentially adverse tax consequences; and
•	political and economic instability.

If we are not successful managing these risks among others that we may not identify at the time of a Business Combination, our business may be negatively impacted.

Since we have not yet selected a particular industry or Target Business with which to complete a Business Combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We are currently in the process of evaluating and identifying targets for a Business Combination. However, our plan of operation permits our board of directors to consummate a Business Combination with a company in any industry it chooses and is not limited to any particular industry or type of business. Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the Target Business which we may ultimately acquire. To the extent we complete a Business Combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a Business Combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Such risks, among other things, could preclude the Company's ability to secure financing for operations after a Business Combination, should it be required. Although our management will endeavor to evaluate the risks inherent in a particular industry or Target Business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control.

Our long-term success will likely be dependent upon a the management team of the Target Business, which may be difficult to fully evaluate.

After a Business Combination, our Company's long-term success we will be dependent upon the management team of the Target Business. Although we intend to scrutinize the management team of a prospective Target Business as closely as possible in connection with evaluating the desirability of affecting a Business Combination, we cannot assure you that our assessment of the management team will prove to be correct. These individuals may be unfamiliar with the complex disclosure and financial reporting requirements imposed on U.S. public companies and other requirements of operating a public company, which could divert their attention from their core business to the determent of the operating results of the Target Business.

If we are unable to structure the Business Combination as a “tax free” transaction, potential Target Businesses could be deterred from entering into such a transaction with our Company.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain Business Combinations with us. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any Business Combination so as to minimize the federal and state tax consequences to both us and the target entity and their respective stockholders; however, we cannot guarantee that the Business Combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse affect on all parties to the transaction.

Our sole officer and director may become involved with other shell companies in the future.

Our sole officer, director and stockholder may in the future become affiliated with entities, including blank check or shell companies, engaged in business activities similar to those intended to be conducted by us. Our management's future affiliation with other shell companies raises the possibility of conflicts of interest, in that both companies may seek to take advantage of the same business opportunity. Accordingly, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented and it is possible that any conflict or interest that arises between the two companies may not be resolved in our favor.

We expect to issue a significant number of new shares of capital stock in a Business Combination, which will result in substantial dilution and a change in control of ownership of the Company.

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. Any Business Combination affected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a Business Combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

We have not conducted any market research or identification of business opportunities, which may affect our ability to identify a Target Business.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a Business Combination as contemplated by us. There is no assurance that we will be able to enter into a Business Combination on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which, in many cases, may act without the consent, vote or approval of our stockholders.

Our sole officer and director will apportion their time to other businesses which may cause conflicts of interest in his determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a Business Combination.

Our sole officer and director engages in other businesses and is not required to devote his full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments. We do not have and do not expect to have any full time employees prior to the consummation of a Business Combination. If our officer's and director’s other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Combination. We cannot assure you that these conflicts will be resolved in our favor.

Limitations on liability and indemnification matters.

As permitted by the corporate laws of the State of Nevada, we have included in our Articles of Incorporation a provision to eliminate the personal liability of its directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. In addition, our By-Laws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

There are significant restrictions on the transferability of the Shares.

None of the outstanding shares of our common stock have been registered under the Securities Act of 1933 (“Securities Act”) or the securities laws of any state and may not be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act. These restrictions will limit the ability of our stockholders to liquidate their investment.

Holders may not be able to dispose of their common stock due to the absence of an established trading market.

There is currently no public trading market for any of our securities. Accordingly, holders may not be able to sell the shares of common stock, investors should consider their liquidity needs and should be prepared to hold their shares for an indefinite period.

We cannot assure you that following a Business Combination with an operating business, our common stock will be listed or admitted to quotation on any securities exchange or other trading medium.

Following a Business Combination, then management may seek to develop a public market for our common stock. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of any stock exchange or that our common stock will be admitted for quotation on the over the counter bulletin board. If our common stock does not trade publicly, holders may not be able to sell common stock. Moreover, our common stock may be deemed to be a “penny stock” and subject to the SEC’s penny stock rule which provides that, if our common stock failed to meet the criteria set forth in such rule, brokers would be subject to various practice requirements which would limit the sale of our stock only to persons who were established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a Business Combination.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. In the unlikely event we generated profits prior to a Business Combination, we expect to retain such earnings and re-invest them into the Company to further its business strategy.

Authorization of Preferred Stock.

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such designations, rights and preferences that may be determined from time to time by the board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of preferred stock, we cannot assure you that we will not do so in the future.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We maintain our principal executive offices at 146 Parkside Lane, Mooresville, North Carolina 28117, where our President maintains an office. We use this office space free of charge. We believe that this space is sufficient for our current requirements.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fiscal year ended June 30, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of September 24, 2008, there was one holder of record of 1,500,000 outstanding shares of our common stock.

Our common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility. Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities. We cannot assure you that a trading market for our common stock will ever develop. We have not registered our class of common stock for resale under the blue sky laws of any state and current management does not anticipate doing so. The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

We are not obligated by contract or otherwise to issue any securities and there are not outstanding any securities that are convertible into or exchangeable for shares of our common stock. All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering. The outstanding shares of our common stock held by persons who are not officers, directors or promoters of the Company may not be resold or transferred unless they are registered the under the Securities Act or an exemption from the registration requirements of the Securities Act is available for such resale or transfer, such as Rule 144. As to shares of our common stock held by affiliates, including any of our officers and directors and their permitted transferees, the Securities and Exchange Commission has taken the position that Rule 144 is not available for the resale of securities held by those persons, either before or after a Business Combination, despite technical compliance with the requirements of Rule 144 because those persons would be acting "underwriters" under the Securities Act when reselling their securities. Accordingly, resale transactions of shares held by our affiliates and their permitted transferees, would need to be made through an offering of such securities registered under the Securities Act. The Company has not granted registration rights to register the securities of any current security holder under the Securities Act.

Neither the Company nor its officer and director has any present plan, proposal, arrangement, understanding or intention of selling any unissued or outstanding shares of common stock in the public market subsequent to a Business Combination. Nevertheless, in the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a Business Combination, such sales may adversely affect the price for the sale of the Company's common stock securities in any such trading market. We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

Dividends.

We have not paid any dividends on our common stock to date and do not presently intend to pay cash dividends prior to the consummation of a Business Combination.

The payment of any dividends subsequent to a Business Combination will be within the discretion of our then seated board of directors. Current management cannot predict the factors which any future board of directors would consider when determining whether or when to pay dividends.

Recent Sales of Unregistered Securities.

Since inception, the Company has issued and sold the following securities without the benefit of registration under the Securities Act of 1933, as amended:

Issuances Pursuant to Section 4(2) of the Securities Act:

On October 1, 2007, the Company issued an aggregate of 1,500,000 shares of common stock to the two holders of the outstanding shares of the common stock of Bonanza One, Inc., a Delaware corporation (“Bonanza-Delaware”), upon the exchange of a like number of shares of the common stock of Bonanza-Delaware in connection with the merger of said corporation with and into the Company in order to affect a change of domicile, effective October 1, 2007.

On June 5, 2007, the Company sold an aggregate of 1,500,000 shares of common stock to the persons identified in the table below in the denominations and for the purchase price set forth opposite their respective names. The Company sold the shares at the par value thereof or an aggregate price of $150.

Name	Number of Shares
John Holcomb	750,000
Anna Davis	750,000

Item 6. Selected Financial Data.

The information to be furnished under this Item 6 is not required of small reporting issuers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General.

We were formed to serve as a vehicle to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934. We have neither engaged in any operations nor generated any revenues during the period ended June 30, 2008.

We are currently in the process of evaluating and identifying targets for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination.

Our management will have broad discretion in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business. Accordingly, hey may not successfully identify a Target Business or conclude a Business Combination. To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction, in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws). The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change in likely result in the resignation or removal of current management.

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

Liquidity and Capital Resources.

As of June 30, 2008, we had negligible assets, consisting exclusively of cash on hand of $174. We do not expect that our current cash reserve will be sufficient to cover our anticipated costs and expenses, which includes satisfying our reporting obligations under the Exchange Act and completing the identification and due diligence analysis of a Target Business and consummating a Business Combination. In the event we require additional cash for any purposes, we will rely on management to identify sources of or provide capital to cover such additional costs and expenses. If we are unable to identify sources of cash, we may have to discontinue our operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required of small reporting issuers.

Item 8. Financial Statements and Supplementary Data.

AUDITED FINANCIAL STATEMENTS

BONANZA ONE, INC.
(A DEVELOPMENT STAGE COMPANT)

JUNE 30, 2008

F-1

CONTENTS

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board Members

Bonanza One, Inc.

I have audited the accompanying balance sheet of Bonanza One, Inc. ( A Development Stage Company) as of June 30, 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years ended June 30, 2008 and 2007.

These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonanza One, Inc. (A Development Stage Company) as of June 30, 2008, and the results of its operations and its cash flows for the years ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note H to the financial statements, the Company is in the development stage, has suffered a loss, has a small net capital surplus and has yet to generate an internal cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Traci J. Anderson
Traci J. Anderson, CPA
Huntersville, North Carolina

September 15, 2008

Bonanza One, Inc.
(A Development Stage Company)
Balance Sheet

	As of	As of
	June 30, 2008	June 30, 2007
ASSETS
CURRENT ASSETS:
Cash	$174	$10,100
TOTAL CURRENT ASSETS	174	10,100

TOTAL ASSETS	$174	$10,100

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Shareholder Note Payable	$15,000	$15,000
Accrued Interest Payable	1,200	7,500
TOTAL CURRENT LIABILITIES	16,200	22,500

TOTAL LIABILITIES	16,200	22,500

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2008)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,500,000 issued and outstanding at June 30, 2008)	150	150
Paid in Capital	-	-
Accumulated Deficit	(16,176)	(12,550)
TOTAL STOCKHOLDERS' DEFICIT	(16,026)	(12,400)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$174	$10,100

The accompanying notes are an integral part of these financial statements.

Bonanza One, Inc.
(A Development Stage Company)
Statement of Operations

			Cumulative
			Totals
	For the years ended		Since Inception
	June 30, 2008	June 30, 2007	(June 5, 2007)
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Interest Expense	1,200	-	1,200
Professional Fees	2,426	12,550	14,976
Total Expenses	3,626	12,550	16,176

NET LOSS	$(3,626)	$(12,550)	$(16,176)

Basic and fully diluted net loss per common share:	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding	1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

Bonanza One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, June 5, 2007 (inception)	$-	$-	$-	$-	$-	$-

Net loss for the year	-	-	-	-	-	(12,550)

Issuance of common shares	1,500,000	150	-	-	-	-

Balances, June 30, 2007	1,500,000	$150	-	$-	$-	$(12,550)

Net loss for the year	-	-	-	-	-	(3,626)

Issuance of common shares	-	-	-	-	-	-

Balances, June 30, 2008	1,500,000	$150	-	$-	$-	$(16,176)

The accompanying notes are an integral part of these financial statements.

Bonanza One, Inc.
(A Development Stage Company)
Statement of Cash Flows—Unaudited

			Cumulative
			Totals
	For the years ended		Since Inception
	June 30, 2008	June 30, 2007	(June 5, 2007)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,626)	$(12,550)	$(16,176)
Adjustments to reconcile net (loss) to net cash used in operations
Changes in Assets and Liabilities:
Increase/(Decrease) in Accrued Expenses	(6,300)	7,500	1,200
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,926)	(5,050)	(14,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Shareholder Note Payable	-	15,000	15,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	15,000	15,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock purchase	-	150	150
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	150	150

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	10,100	-	-

END OF THE PERIOD	$174	$10,100	$174

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BONANZA ONE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity- Bonanza One, Inc. (“The Company”) was organized under the laws of the State of Delaware on June 5, 2007 and merged with a Nevada corporation of the same name on October 2, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

Basis of Presentation- The financial statements included herein were prepared under the accrual basis of accounting.

Cash and Cash Equivalents- For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Note Payable to Related Party & Accrued Interest
A loan was obtained on June 30, 2007 from John Holcomb, president. The loan is for $15,000 and bears interest at 8% per annum on demand. The interest accrued, but not paid, for this period is $1200.

Management’s Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

Revenue Recognition- The Company’s policy is to recognize income when it is earned.

Comprehensive Income (Loss)- The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Net Income per Common Share- Statement of Financial Accounting Standards (SFAS) No. 128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as option, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

Deferred Taxes- Income taxes are provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

BONANZA ONE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2008, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the year ended June 30, 2008.

Stock-Based Compensation- The Company accounts for stock-based compensation using the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123R. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities- The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. No such assets or liabilities were recognized during the year ending June 30, 2008.

Recent Accounting Pronouncements- STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 141,”BUSINESS COMBINATIONS”: In December, 2007, the Board revised this Statement with the objective to improve relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The statement establishes principles and requirements for how the acquirer:
a.	recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree,
b.	recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase,
and
c.	determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

BONANZA ONE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncement (Cont’d)

This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this Standard is not expected to have a material effect on the Company’s results of operations or financial position.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 160,”NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS- AN AMENDMENT OF ARB NO. 51”: In December, 2007, the Board issued this Statement with the objective of improving the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:
a.
the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity,

b.	the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income.,
c.	changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for consistently,
d.	the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment
and
e.	entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners.
This Statement is effective for annual periods beginning after December 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s operations or financial position.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 161,”DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-AN AMENDMENT OF FASB STATEMENT NO.133”: In March, 2008, The Board issued this Statement which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to enhance disclosures about:
a.	how and why an entity uses derivative instruments,
b.	how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations,
and
c.	how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows.
This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. It encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

BONANZA ONE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008

NOTE B-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended June 30, 2008 is summarized as follows:

Cash paid during the years ended June 30, 2008 and 2007 for interest and income taxes:

	2008		2007
Income taxes	$	NONE	$	NONE
Interest	$	NONE	$	NONE

NOTE C-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2008.

NOTE D-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the year ended June 30, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of June 30, 2008 is as follows:

Total Deferred Tax Assets	$(5500)
Valuation Allowance	5500
Net Deferred Tax Asset	$0

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the year ended June 30, 2008 is as follows:

Income tax computed at the federal statutory rate	34.0%
State income tax, net of federal benefit	0.0%
Total	34.0%
Valuation allowance	-34.0%
Total deferred tax asset	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $1,232

BONANZA ONE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008

NOTE D-INCOME TAXES (CONT’D)
As of June 30, 2008, the Company had a federal and state net operating loss carry forward in the amount of approximately $ 16,176, which expires in the year ending June 30, 2028.

NOTE E-GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $16,176 since inception and has a small working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE F-COMMITMENTS

As of June 30, 2008, the Company had no commitments.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.
During the year ended June 30, 2008, the company issued no stock.

During the year ended June 30, 2007 the Company issued 1,500,000 to the following:

John Holcomb	750,000
Ann Davis	750,000
Total	1,500,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the years ended June 30, 2008 and 2007, the Company issued no preferred stock.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2008 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I- LOANS FROM RELATED PARTY

On June 30, 2007, the Company borrowed $15,000 from John Holcomb who is a principal shareholder of this Company. The note is due upon demand and bears interest at the rate of 8%, per annum. At this date, no interest had been paid, but $1,200 had been accrued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and our independent accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Not applicable.

Item 9A(T). Controls and Procedures.

Effectiveness of Disclosure

Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer, who also is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer, who is our also our principle financial officer, we conducted an evaluation of the effectiveness of our internal control over financial. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table below sets forth our information regarding our management as of September 24, 2008:

Name	Age	Title
John M. Holcomb	68	President and Director

John M. Holcomb has been the president and a member of the board of directors since the Company’s inception. From 1984 to through 2005, Mr. Holcomb owned and operated Eastern Seaboard Packaging Inc., a manufacturer and wholesale distributor of a wide range of packaging products with distribution centers in five states. Mr. Holcomb sold the business in December 2005 and currently manages his personal investments.

The term of office of our director expires at the Company's annual meeting of stockholders or until his successor is duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the board of directors.

The Company has no employees other than management.

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our management and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners are required to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely on a review of the copies of such reports furnished to us and written representations from reporting persons that no other reports were required, to our knowledge, all such persons complied with all of the Section 16(a) filing requirements applicable to him with respect to 2008, except that the annual statement to report changes in beneficial ownership was filed late.

Code of Ethics.

The Company has not adopted a code of ethics. Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a code of ethics at this time. The board of directors takes the position that management of a Target Business will adopt a code of ethics that will be suitable for its operations after the Company consummates a Business Combination.

Audit Committee.

The board of directors has not established an audit committee nor adopted an audit committee charter, rather, the entire board of directors serves the functions of an audit committee. Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires an audit committee at this time. The board of directors takes the position that management of a Target Business will establish an audit committee and adopt an audit committee charter that will be suitable for its operations after the Company consummates a Business Combination.

Stockholder Communications.

The board of directors has not adopted a process for security holders to send communications to the board of directors. Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a process for security holders to send communications to the board of directors at this time. The board of directors takes the position that management of a Target Business will establish such a process that will be appropriate for its operations after the Company consummates a Business Combination.

Item 11. Executive Compensation.

The Company has not paid any cash compensation to any person since inception and will not pay any compensation until it affects a Business Combination, at which time compensation shall be in the discretion of then current management. Current management expects to devote only such time to the affairs of the Company as required to affect the Company’s business plan.

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

The Company does not have a compensation committee. Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires a compensation committee at this time. The board of directors takes the position that management of a Target Business will take such action to establish and seat a compensation committee that will be suitable for its operations at such time as the Company consummates a Business Combination, if ever.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of September 24, 2008, the number of shares of common stock owned of record and beneficially by our sole officer, director and stockholder.

The applicable percentage of ownership is based on 1,500,000 shares outstanding as of September 24, 2008.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned (1)

John M. Holcomb	1,500,000	100%

All officers and directors as a group (1 person)	1,500,000	100%

(1) The address for the person listed in the table is c/o the Company.

Compensation Plans.

We have not adopted any compensation plans for the benefit of our employees, representatives or consultants. The Company does not have outstanding any options, warrants or other rights outstanding that entitle anyone to acquire shares of capital stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

The Company utilizes office space provided free of charge by John Holcomb our President and a member of our board of directors. The Company will continue to maintain its offices at Mr. Holcomb’s place of business until the consummation of a Business Combination, if ever.

On June 30, 2007, the Company issued a demand promissory note in favor of John Holcomb, the President and a member of the board of directors, in the principal amount of $15,000, representing funds he has contributed to cover the costs and expenses incurred and to be incurred in connection with the organization of the Company, the preparation and filing of this Registration Statement and the due diligence process. The promissory note is payable on demand of the holder with interest calculated at 8% per annum.

Director Independence.

The Company has not established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system.

Current management cannot predict whether incoming management of a Target Business upon the consummation of a Business Combination, if such transaction occurs, will adopt a definition of “independence” or establish any committees of the board, such as an audit committee, a compensation committee or nominating committee.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by Traci J. Anderson, CPA for the audits of the Company's annual financial statements for the fiscal year ending on June 30, 2008 and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the fiscal year were $2,000.

AUDIT-RELATED FEES. The aggregate fees billed by Traci J. Anderson, CPA for audit-related services rendered for the Company for the 2008 fiscal year were $0. Audit-related fees generally include fees in support of the Company's filing of registration statements with the SEC and similar matters.

TAX FEES. The aggregate fees billed by Traci J. Anderson, CPA for tax-related services rendered for the Company for the 2008 fiscal year were $0. The tax-related services were all in the nature of tax compliance and tax planning.

ALL OTHER FEES. The aggregate fees billed for services rendered to the Company by Traci J. Anderson, CPA, other than the audit services, audit-related services, and tax services, were $0 for the 2008 fiscal year.

PRE-APPROVAL POLICY. The Company has not established an audit committee nor adopted an audit committee charter. Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation, or rule, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 that are approved by the board prior to completion of the audit.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements

The following financial statements are filed as part of this report:

The financial statements of Bonanza One, Inc. and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.

Balance Sheet as of June 30, 2008.

Statement of Income for the period from inception through June 30, 2008.

Statement of Changes in Stockholders’ Equity for the period from inception through June 30, 2008.

Statement of Cash Flows for the period from inception through June 30, 2008.

Notes to Financial Statements.

(b)	Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 24, 2008.

BONANZA ONE, INC.

By:	/s/ John Holcomb
John Holcomb

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 24, 2008.

Signature	Title

/s/ John Holcomb	President, Principal Executive Officer, Principal Financial
John Holcomb	Officer and Director