Form 10-Q
period 2008-09-30
BONANZA ONE, INC.
filed 2008-11-13
CIK 1411308

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52900

BONANZA ONE, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0378663
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

146 Parkside Lane, Mooresville, North Carolina  28117

(Address of principal executive offices)

(704) 892-8022

(Registrant's telephone number)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 12, 2008 there were 1,500,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Bonanza One, Inc.
(A Development Stage Company)
Balance Sheet (Unaudited)
As of September 30, 2008

September 30,
2008
ASSETS
CURRENT ASSETS
Cash	$420
TOTAL CURRENT ASSETS	420

TOTAL ASSETS	$420

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Shareholder Note Payable	$18,500
Accrued Interest Payable	1,528
TOTAL CURRENT LIABILITIES	20,028
TOTAL LIABILITIES	20,028
STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2008)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized; 1,500,000 issued and outstanding at September 30, 2008)	150

Accumulated Deficit	(19,758)
TOTAL STOCKHOLDERS' DEFICIT	$(19,608)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$420

Bonanza One, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)
For the period from July 01, 2008 Through September 30, 2008

	For The
	3 Months	Total Since
	Ending	Inception
	September 30,	June 5,
	2008	2007
REVENUES:
Income	$-	$-
Total Revenue	-	-

EXPENSES:
Professional Fees	3,254	18,230
Selling, General, and Administrative	-	-
Total Expenses From Operation	3,254	18,230
Interest Expense	328	1,528
Loss from Operations	$3,582	$(19,758)

NET LOSS	$(3,582)	$(19,758)

Basic and fully diluted net loss per common share:	$(0.00)	$(0.01)

Weighted average common shares outstanding	1,500,000	1,500,000

Bonanza One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (Unaudited)
For the period from July 01, 2008 Through September 30, 2008

					Additional	Deficit
	Common Stock		Preferred Stock		Paid-in	Accum-
	Shares	Amount	Shares	Amount	Capital	ulated

Balances, July 01, 2008	1,500,000	$150	-	$-	$-	$(16,176)

Net loss for the period	-	-	-	-	-	(3,582)

Capital contributions	-	-	-	-	-	-

Issuance of shares	-	-	-	-	-	-

Balances, September 30, 2008	1,500,000	$150	-	$-	$-	$(19,758)

Bonanza One, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)
For the period from July 01, 2008 Through September 30, 2008

	For The
	3 Months	Total Since
	Ending	Inception
	September 30,	June 5,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,582)	$(19,758)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:	328	1,528

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,254)	(18,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note Payable to Related Party	3,500	18,500

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,500	18,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock issued	-	150

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	150

CASH AND CASH EQUIVALENTS,BEGINNING OF PERIOD	174	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$420	$420

BONANZA ONE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity- Bonanza One, Inc. (the “Company”) was organized under the laws of the State of Delaware on June 5, 2007 and merged with a Nevada corporation of the same name on October 2, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

Basis of Presentation- The financial statements included herein were prepared under the accrual basis of accounting.

Cash and Cash Equivalents- For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Note Payable to Related Party & Accrued Interest
A series of loans were obtained starting on June 30, 2007 from John Holcomb, president. The loans are for $18,500 and bear interest at 8% per annum on demand. The interest accrued, but not paid, for this period is $328.

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

BONANZA ONE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2008, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2008.

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

Fair Value for Financial Assets and Financial Liabilities- The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. No such assets or liabilities were recognized during the period ending September 30, 2008.

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

BONANZA ONE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
d.	the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, and
e.	entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners.
This Statement is effective for annual periods beginning after December 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s operations or financial position.
Statement of Financial Accounting Standards (SFAS) No. 161,”Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No.133”:In March, 2008, The Board issued this Statement which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to enhance disclosures about:
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

NOTE B-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended September 30, 2008 is summarized as follows:

Cash paid during the year ended September 30, 2008 for interest and income taxes:

Income taxes	$	NONE
Interest	$	NONE

BONANZA ONE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

NOTE C-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2008.

NOTE D-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the period from July 01, 2008 through September 30, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of September 30, 2008 is as follows:

Total Deferred Tax Assets	$(6,718)
Valuation Allowance	6,718
Net Deferred Tax Asset	$0

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through September 30, 2008 is as follows:

Income tax computed at the federal statutory rate	34.0%
State income tax, net of federal benefit	0.0%
Total	34.0%
Valuation allowance	-34.0%
Total deferred tax asset	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $1,218.

As of September 30, 2008, the Company had a federal and state net operating loss carry forward in the amount of approximately $ 19,758, which expires in the year ending June 30, 2028.

BONANZA ONE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

NOTE E-GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $19,758 since inception and has a small working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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

NOTE F-COMMITMENTS

As of September 30, 2008, the Company had no commitments.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.
During the period from July 01, 2008 through September 30, 2008, the company issued no stock. In the prior year it issued 1,500,000 to the following:

John Holcomb	750,000
Ann Davis	750,000
Total	1,500,000

Ann Davis has since signed her stock over to John Holcomb.
The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.
During the period from inception (June 05, 2007) through September 30, 2008, the company issued no preferred stock.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2008 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I- LOANS FROM RELATED PARTY

On June 30, 2007, the Company borrowed $15,000 from John Holcomb who is a principal shareholder of this Company. Subsequently, the Company borrowed $1,000 ( July 08, 2008) and $2,500 (September 15, 2008). The note is due upon demand and bears interest at the rate of 8%, per annum. At this date, no interest had been paid, but $1528 had been accrued.

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

We are currently in the process of evaluating and identifying targets for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business unless and until we consummate a Business Combination.

Our management will have broad discretion in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. Our officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business. Accordingly, they may not successfully identify a Target Business or conclude a Business Combination. To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Results of Operations.

Since our inception, we have not generated any revenues. We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever. We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2008 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer. Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended September 30 2008, the Company did not issue any securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

BONANZA ONE, INC.

Date: November 12, 2008	By:	/s/ John Holcomb
John Holcomb, President