Form 10-Q
period 2008-12-31
BONANZA ONE, INC.
filed 2009-02-13
CIK 1411308

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At February 11, 2009 there were 1,500,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Bonanza One, Inc.
(A Development Stage Company)
Balance Sheet-Unaudited

As of
December 31, 2008
ASSETS
CURRENT ASSETS:
Cash	$1,685
TOTAL CURRENT ASSETS	1,685

TOTAL ASSETS	$1,685

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Shareholder Note Payable	$15,000
Note Payable	7,878
Accrued Expenses	2,329
TOTAL CURRENT LIABILITIES	25,207

TOTAL LIABILITIES	25,207

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at December 31, 2008)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding at December 31, 2008)	150
Paid in Capital	-
Accumulated Deficit	(23,672)
TOTAL STOCKHOLDERS' DEFICIT	(23,522)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,685

Bonanza One, Inc.
(A Development Stage Company)
Statement of Operations-Unaudited

	For the Six	Cumulative Total
	Months Ended	Since Inception
	December 31, 2008	June 5, 2007
REVENUES:
Income	$-	$-
Total Revenue	-	-

EXPENSES:
Interest Expense	1,129	2,329
Professional Fees	6,367	21,343
Total Expenses	7,496	23,672

NET LOSS	$(7,496)	$(23,672)

Basic and fully diluted net loss per common share:	$(0.01)	$(0.02)

Weighted average common shares outstanding	1,000,000	1,000,000

Bonanza One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, June 5, 2007 (inception)	$-	$-	$-	$-	$-	$-

Net loss for the year	-	-	-	-	-	(12,550)

Issuance of common shares	1,500,000	150	-	-	-	-

Balances, June 30, 2007	1,500,000	$150	-	$-	$-	$(12,550)

Net loss for the year	-	-	-	-	-	(3,626)

Issuance of common shares	-	-	-	-	-	-

Balances, June 30, 2008	1,500,000	$150	-	$-	$-	$(16,176)

Net loss for the period	-	-	-	-	-	(7,496)

Return of shares issued	-	-	-	-	-	-

Balances, December 31, 2008	1,500,000	$150	-	$-	$-	$(23,672)

Bonanza One, Inc.
(A Development Stage Company)
Statement of Cash Flows—Unaudited

		Cumulative Totals
	For the Period Ended	Since Inception
	December 31, 2008	June 5, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,496)	$(23,672)
Adjustments to reconcile net (loss) to net cash used in operations
Changes in Assets and Liabilities:
Increase/(Decrease) in Accrued Expenses	1,129	2,330
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,367)	(21,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
Shareholder Note Payable	7,878	15,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,878	15,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Note Payable	-	7,878
Issuance of shares	-	150
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	8,028

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	174	-

END OF THE PERIOD	$1,685	$1,686

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

BONANZA ONE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED DECEMBER 31, 2008

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

Note Payable to Related Party & Accrued Interest
A series of loans were obtained starting on June 30, 2007 from John Holcomb, president. The loans are for $15,000 and bear interest at 8% per annum on demand. The interest accrued, but not paid, for this period is $1,129. The Company also has borrowed the principal amount of $7,878 from a party related party to Mr. Holcomb.  The Company has not yet documented this loan.

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
FOR THE PERIOD ENDED DECEMBER 31, 2008

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of  December 31, 2008, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended December 31, 2008.

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

Fair Value for Financial Assets and Financial Liabilities- The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. No such assets or liabilities were recognized during the period ending December 31, 2008.

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
FOR THE PERIOD ENDED DECEMBER 31, 2008

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

NOTE B-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended December 31, 2008 is summarized as follows:
Cash paid during the year ended December 31, 2008 for interest and income taxes:
Income taxes	$	NONE
Interest	$	NONE

BONANZA ONE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED DECEMBER 31, 2008

NOTE C-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2008.

NOTE D-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the period from July 01, 2008 through December 31, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2008 is as follows:

Total Deferred Tax Assets	$(8,048)
Valuation Allowance	8,048
Net Deferred Tax Asset	$0

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through December 31, 2008 is as follows:

Income tax computed at the federal statutory rate	34.0%
State income tax, net of federal benefit	0.0%
Total	34.0%
Valuation allowance	-34.0%
Total deferred tax asset	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $1,300.

As of December 31, 2008, the Company had a federal and state net operating loss carry forward in the amount of approximately $ 23,000, which expires in the year ending June 30, 2028.

BONANZA ONE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED DECEMBER 31, 2008

NOTE E-GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $23,672 since inception and has a small working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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

NOTE F-COMMITMENTS

As of  December 31, 2008, the Company had no commitments.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.
During the period from July 01, 2008 through December 31, 2008, the Company issued no stock. In the prior year it issued 1,500,000 to the following:

John Holcomb	750,000
Anna Davis	750,000	*

Subsequent to issuance, Ms Davis transferred all of her shares of Company stock to Mr. Holcomb

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.
During the period from inception (June 05, 2007) through December 31, 2008, the Company issued no preferred stock.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2008 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

 Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Bonanza One, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on June 5, 2007 to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business ("Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.  We have neither engaged in any operations nor generated any revenues since our inception.

We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business unless and until we consummate a Business Combination.

Our management will have broad discretion in identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.   To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our  common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction) in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change in and likely result in the resignation or removal of our present officer and director.

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

Liquidity and Capital Resources.

During the next twelve months we anticipate incurring costs and expenses related to filing of Securities Exchange Act reports and investigating and consummating a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer, who is our principal executive officer and our principal financial officer.  Based on this evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended December 31 2008, the Company did not issue any securities.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

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

BONANZA ONE, INC.

Date:	February 12, 2009	By:	/s/ John Holcomb
John Holcomb, President