Form 10-Q
period 2009-03-31
BONANZA ONE, INC.
filed 2009-05-20
CIK 1411308

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 14, 2009 there were 1,500,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Bonanza One, Inc.
(A Development Stage Company)
Balance Sheet-Unaudited

As of
March 31, 2009
ASSETS
CURRENT ASSETS:
Cash	$1,070
TOTAL CURRENT ASSETS	1,070
TOTAL ASSETS	$1,070

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Shareholder Note Payable	$15,000
Note Payable - Related Party	10,393
Accrued Expenses	2,761
TOTAL CURRENT LIABILITIES	28,154
TOTAL LIABILITIES	28,154

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at March 31, 2009)	—
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding at March 31, 2009)	150
Paid in Capital	—
Accumulated Deficit	(27,234)
TOTAL STOCKHOLDERS' DEFICIT	(27,084)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,070

Bonanza One, Inc.
(A Development Stage Company)
Statement of Operations-Unaudited

	For the Nine	Cumulative Total
	Months Ended	Since Inception
	March 31, 2009	June 5, 2007
REVENUES:
Income	$—	$—
Total Revenue	—	—

EXPENSES:
Interest Expense	1,560	2,760
Professional Fees	9,498	24,474
Total Expenses	11,058	27,234

NET LOSS	$(11,058)	$(27,234)

Basic and fully diluted net loss per common share:	$(0.01)	$(0.03)

Weighted average common shares outstanding	1,000,000	1,000,000

Bonanza One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, June 5, 2007 (inception)	$—	$—	$—	$—	$—	$—

Net loss for the year	—	—	—	—	—	(12,550)

Issuance of common shares	1,500,000	150	—	—	—	—

Balances, June 30, 2007	1,500,000	$150	—	$—	$—	$(12,550)

Net loss for the year	—	—	—	—	—	(3,626)

Issuance of common shares	—	—	—	—	—	—

Balances, June 30, 2008	1,500,000	$150	—	$—	$—	$(16,176)

Net loss for the period	—	—	—	—	—	(11,058)

Return of shares issued	—	—	—	—	—	—

Balances, March 31, 2009	1,500,000	$150	—	$—	$—	$(27,234)

Bonanza One, Inc.
(A Development Stage Company)
Statement of Cash Flows--Unaudited

		Cumulative Totals
	For the Period Ended	Since Inception
	March 31, 2009	June 5, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,058)	$(27,234)
Adjustments to reconcile net (loss) to net cash used in operations
Changes in Assets and Liabilities:
Increase/(Decrease) in Accrued Expenses	1,561	2,761
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,497)	(24,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Shareholder Note Payable	10,393	25,393
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	10,393	25,393

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Note Payable	—	—
Issuance of shares	—	150
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	150

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	174	—

END OF THE PERIOD	$1,070	$1,070

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$—
Taxes	$—	$—

BONANZA ONE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2009

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

Note Payable to Related Party & Accrued Interest
A series of loans were obtained starting on June 30, 2007 from John Holcomb, president. The loans are for $15,000 and bear interest at 8% per annum on demand. The Company also has a note outstanding with a related party in the amount of $10,393 and bears interest at 8% per annum on demand.  The interest accrued, but not paid, for this period is $2,761.

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
FOR THE PERIOD ENDED MARCH 31, 2009

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of  March 31, 2009, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2009.

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

Fair Value for Financial Assets and Financial Liabilities- The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. No such assets or liabilities were recognized during the period ending March 31, 2009.

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
FOR THE PERIOD ENDED MARCH 31, 2009

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

NOTE B-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended March 31, 2009 is summarized as follows:
Cash paid during the year ended March 31, 2009 for interest and income taxes:

Income taxes	$ NONE
Interest	$ NONE

BONANZA ONE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2009

NOTE C-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2009.

NOTE D-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the period from July 01, 2008 through June 30, 2008.

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

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through June 30, 2008 is as follows:

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

BONANZA ONE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2009

NOTE E-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $27,234, used cash from operations of $24,473 since its inception, and has a negative working capital of $27,084 at March 31, 2009.

 The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE F-COMMITMENTS

As of  March 31, 2009, the Company had no commitments.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.
During the period from July 01, 2008 through March 31, 2009, the Company issued no stock. In the prior year it issued 1,500,000 shares of common stock to the following:

John Holcomb	750,000
Anna Davis	750,000

Ms. Davis subsequently transferred all of her shares to Mr. Holcomb.

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.
During the period from inception (June 05, 2007) through March 31, 2009, the Company issued no preferred stock.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2009 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Bonanza One, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on June 5, 2007 to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business ("Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.  We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.   To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our  common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a tax-free reorganization under federal tax laws.  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change in and likely result in the resignation or removal of our present officer and director.

Our management anticipates that our Company likely will affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization.  This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources.

At March 31, 2009, we had cash on hand of $1,070.  We do not expect that these funds will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the identification and evaluation of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception, and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

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

(a) During the three months ended March 31, 2009, the Company did not issue any securities.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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
Date:  May 14, 2009

By:  /s/ John Holcomb

John Holcomb, President