Form 10-K
period 2009-06-30
BONANZA ONE, INC.
filed 2009-09-28
CIK 1411308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 000-52900

BONANZA  ONE, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0378663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

146 Parkside Lane, Mooresville, North Carolina 28117
(Address of principal executive offices)

(704) 892-8022
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
☐  Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐  Yes   ☐  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At September 28, 2009 there were 1,500,000 shares of common stock outstanding.

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

PART I

Item 1. Description of Business

General

Bonanza One, Inc. (“we”, “us”, the “Company” or like terms) is a developmental stage company that was organized to serve as a vehicle for a business combination through a capital stock exchange, merger, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which such transactions sometimes are referred to as "reverse acquisitions" or "reverse mergers."  We are a Nevada corporation and a successor in interest to Bonanza One, Inc., a Delaware corporation organized on September 26, 2007, upon the merger of the companies effective October 1, 2007.  Since our inception, we have engaged in only limited business operations relating to our organization, registering our class of common stock under the Security Exchange Act of 1934 (Exchange Act), as amended, and seeking to identify operating companies with which to enter into a Business Combination.  We have not generated any revenue, have no full-time employees and do not own or lease any property.  Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.

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

We are not presently engaged in, and will not engage in, any substantive commercial business operations until we consummate a Business Combination, if ever.  We are currently in the process of identifying and evaluating targets for a Business Combination but we do not have any specific Business Combination under consideration.  Our efforts to identify a prospective Target Business will not be limited to a particular industry or geographic location.  In the case of all possible acquisitions, we intend to seek to consummate the acquisition which is most attractive and provides the greatest opportunity for creating securityholder value.  The determination of which entity is the most attractive would be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our securityholders, the terms of the acquisition and the perceived quality of the business of the Target Business, among other factors described below.  We believe that the owners of potential Target Businesses may find an acquisition by us to be an easier and less dilutive means to achieve liquidity than an initial public offering or other financing transactions. We cannot assure you that we will be able to locate a target or that we will be able to engage in a transaction on favorable terms or at all.

Affecting a Business Combination

General.

A Business Combination may involve the acquisition of (which may be referred to as a "reverse acquisition"), or merger with, a company that desires to have a class of securities registered under the Exchange Act, while avoiding what it may deem to be the adverse consequences of undertaking a public offering itself.  These include time delays, significant expenses, possible loss of voting control through dilution of their ownership position and compliance with various federal and state securities laws.  As more fully described below under the heading “Form of acquisition; Opportunity for stockholder approval,” the proposed structure of a Business Combination may not require that we seek stockholder approval for the transaction and holders of our common stock may not have the opportunity to vote upon a proposed Business Combination.

Search for a target.

We are currently in the process of identifying and evaluating targets for a Business Combination.  As described below in more detail, we have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates.  If we affect a Business Combination, we will be impacted by the numerous risks inherent in the business and operations of the Target Business.  The risks attendant to the Target Business may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings.  Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses.

We intend to source our target opportunities from various internal and external sources.  Target candidates have been, and we anticipate will continue to be, brought to our attention from affiliated and various unaffiliated sources.  We believe that we will be able to identify target opportunities from internal sources primarily resulting from personal contacts and relationships that our officer and director and his affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other investors, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.  Target Business candidates may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings.  These sources may also introduce us to Target Businesses candidates in which they believe we may have an interest on an unsolicited basis.  In addition, we may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though we have not engaged any such persons, to date.

In no event will any of our officers, directors or stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in connection with the consummation of a Business Combination.  In the event that we retain the services of professional firms or other individuals that specialize in business acquisitions, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.  We have not adopted any policies with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.  However, because of our limited cash resources, it is likely that any such fee we agree to pay would be paid in shares of our common stock.

Selection criteria of a Target Business.

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  In evaluating a prospective Target Business, our management will consider, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry in the industry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the Business Combination.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a Business Combination with any Target Business.  Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management.  In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities.  We expect that our due diligence may include, among other things, meetings with the Target Business’s incumbent management and inspection of its facilities, as well as a review of financial and other information that is made available to us.  This due diligence review likely will be conducted by our management.  Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business candidate before we consummate a Business Combination.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable.  We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the Target Business seeking our participation.

The time and costs required to select and evaluate a Target Business and to structure and complete the Business Combination cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately completed may result in a loss to us.

Lack of diversification.

We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations and the dilution of interest for our present and prospective stockholders, which is likely to occur as a result of management's plan to offer a controlling interest in our company to a Target Business in order to achieve a tax free reorganization, as described below.  Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possibility of spreading risks or offsetting losses among multiple businesses.  By consummating a Business Combination with a single entity, our lack of diversification may:

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

Although we intend to scrutinize the management of a prospective Target Business when evaluating the desirability of effecting a Business Combination, we cannot assure you that our assessment of the Target Business’s management will prove accurate.  In addition, we cannot assure you that future management will have the necessary skills, qualifications or abilities to manage a public company.  Furthermore, the future role of our management in the Target Business following a Business Combination cannot presently be stated with any certainty, though it is unlikely that any of such persons will continue to be associated with a Target Business with which we consummate a Business Combination, other than as stockholders.

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

Where possible, we will attempt to structure a Business Combination to achieve the most favorable tax treatment to us, the Target Business and both companies’ stockholders, taking into account other terms of the transaction.  Depending on the circumstances of any acquisition, however, we may not be able to structure a transaction in the most tax advantageous manner.  Further, we cannot assure you that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of any transaction.

It is likely that we will acquire our participation in a business opportunity by the acquisition of Target Company through the issuance of our common stock or other securities to the principals of the Target Business in exchange for all of the outstanding stock of the Target Company.  Upon the consummation of such a transaction, the Target Company would be a wholly owned subsidiary of our Company.  In the case of an acquisition, the transaction may be accomplished in the sole determination of management without any vote or approval by stockholders.

Although the terms of any Business Combination cannot be predicted, it is likely that we will seek to structure a Business Combination to qualify as a tax free transaction under the Internal Revenue Code of 1986, as amended (the "Code").  Tax free treatment of such a transaction can be accomplished, if structured correctly, either through the acquisition of all of the outstanding shares of capital stock of a Target Business or through a merger (either directly or through a wholly owned subsidiary of our Company) with a Target Business.  Transactions by which non-operating public shells acquire private operating companies either through the acquisition of the outstanding shares of common stock of or by merging with the private operating company are known as "reverse acquisitions" or "reverse mergers."

If the transaction is structured as an acquisition (or reverse acquisition), we will acquire our participation in a Target Business through the acquisition of all of the outstanding shares of its capital stock in exchange for the issuance of our common stock or other securities to the security holders of the Target Business.  If the transaction is structured as a statutory merger or consolidation, we would merge a Target Business with and into our Company.

Acquisition:  Under Section 368(a)(1) of the Code, in order for a stock exchange transaction to qualify as a "tax free" reorganization, the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company.  If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, our existing stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares of the surviving entity.  It is likely that our Company's stockholders at the time of the Business Combination would retain substantially less than 20% of the total issued and outstanding shares of our Company.  This would result in substantial additional dilution to the equity of those persons who were stockholders of our Company prior to such Business Combination.  As part of such a transaction, all or a majority of the Company's then management at the time may resign and new directors may be appointed without any vote by stockholders.  An acquisition (or reverse acquisition) of will not require the vote or approval of stockholders and may be accomplished in the sole determination of management.

Merger:    In a merger transaction, we would merge a Target Business with and into our Company or a direct wholly-owned subsidiary of our Company.  Simultaneous with the merger, we likely would affect a recapitalization of our securities in order to achieve the desired percentages of ownership interest in our Company as the surviving entity.  However, a proposed merger transaction would require the approval of the holders of a majority of the outstanding shares of our common stock, which may necessitate calling a stockholders' meeting to obtain such approval.  The necessity to obtain stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain rights to dissenting stockholders who could require that the Company purchase their shares at a price equal to the fair market value in cash.

In light of the above, management likely will seek to structure a Business Combination as an acquisition of the stock of the private operating company so as not to require stockholder approval of the transaction.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require significant management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for a Business Combination, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

In the case of either an acquisition or merger, our stockholders prior to the consummation of a Business Combination likely will not have control of a majority of the voting shares of the Company following a Business Combination.  As part of such a transaction, all or a majority of the Company's then directors may resign and new directors may be appointed without any vote by stockholders.

Competition

Our ability to consummate a Business Combination will be constrained by our lack of financial resources to provide to the Target Business.  We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours.  These include blank check companies that have raised significant sums through sales of securities registered under federal securities laws that have a business plan similar to ours and consequently possess a significant competitive advantage over our Company both from a financial and personnel perspective.  Additionally, we may be subject to competition from other entities having a business objective similar to ours, including venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions.  Many of these entities are well established, possess significant capital and have extensive experience identifying and affecting business combinations directly or through affiliates.  Moreover, nearly all of these competitors possess greater technical, human and other resources than us.  In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

While we believe there may be numerous potential target candidates with which we could affect a Business Combination, our ability to compete in affecting a Business Combination with prime candidates will be limited by our lack of financial resources.  This inherent competitive limitation gives others an advantage in pursuing the acquisition of the most attractive Target Businesses.

If we succeed in affecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the Target Business. We cannot apprise you of any of these risks nor can we assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

Employees

We have one executive officer who has other business interests and is not obligated to devote any specific number of hours to our matters.  He intends to devote only as much time as he deems necessary to our affairs.  The amount of time management will devote to our affairs in any time period will vary based on whether a Target Business has been selected for the Business Combination and the stage of the Business Combination process the Company is in.  Accordingly, as management identifies suitable Target Businesses, we expect that our management will spend more time investigating such Target Business and will devote additional time and effort negotiating and processing the Business Combination as developments warrant.  We do not intend to have any full time employees prior to the consummation of a Business Combination.

Our management may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities.  To the extent that our management engages in such other activities, there will be possible conflicts of interest in diverting opportunities which would be appropriate for our Company to another company, or to entities or persons with which our management is or may be associated or have an interest, rather than diverting such opportunities to us.  Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officer/director choose to place his other business interests before ours.  We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

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

The absence of operations and revenues raises substantial doubt about our ability to continue as a going concern.

The report of our independent auditor and Note E to the financial statements included in this report indicate that the Company is in the development stage, has suffered losses from operations, has a net capital deficiency and has yet to generate cash flow, and that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, we have no significant assets or financial resources.  We will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a Business Combination.  This will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business.  In light of our limited resources, we cannot assure you that we will be able to continue operations, that we will be able to identify a suitable Target Business or that we will consummate a Business Combination.

We are not generating any revenue, have limited capital resources and are dependent entirely upon our management to fund our operations.

We are not generating any revenues and possess limited capital to fund our operations, including for such purposes as preparing and filing periodic reports under the Exchange Act, identifying a Target Business and negotiating a Business Combination.  We are dependent entirely on our management to provide funds for the foregoing requirements and for any other corporate purposes that may arise in the future.  Though our officer and director has advised us of his intention to fund our operations, there is no written agreement binding him to do so.  Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary.   In the even that our management does not fund our capital requirements, we may not be able to continue operations and stockholders could lose the entire amount of their investment in our Company.

We may have insufficient resources to cover our operating expenses and the costs and expenses of consummating a Business Combination.

At June 30, 2009, we had cash on hand of $3,028 and no other assets of any kind.  We do not expect that these funds will be sufficient to cover our operating costs and expenses, including those we will incur in connection with satisfying our reporting obligations under the Securities Exchange Act of 1934 and consummating a Business Combination.  If our financial resources are inadequate to cover our costs and expenses, we will require additional financing and we cannot be certain that such financing will be available to us on acceptable terms, if at all.  Our failure to secure funds necessary to cover our costs and expenses would have an adverse affect on our operations and ability to achieve our objective.

Our sole officer and director has never been a principal of, nor has he ever been affiliated with, a company formed with a business purpose similar to ours.

Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.  Furthermore, our sole officer and director has never been involved with a public shell company of any sort.  Accordingly, you may not be able to adequately evaluate his ability to consummate successfully a Business Combination.

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

The nature of our operations is highly speculative.  The future success of our plan of operation will depend entirely on the operations, financial condition and management of the Target Business with which we may enter into a Business Combination.  While management intends to seek to enter into a Business Combination with an entity having an established, profitable operating history, we cannot assure you that we will be successful in consummating a Business Combination with a candidate that meets that criterion.  In the event we complete a Business Combination, the success of our operations will be dependent upon management of the Target Business and numerous other factors beyond our control.

We have no existing agreement for a Business Combination or other transaction.

We presently have no written arrangement or agreement with respect to engaging in a Business Combination.  We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will enter into a Business Combination.  Management has not identified any particular industry or specific business within an industry for evaluation.  We cannot assure you that we will be able to negotiate a Business Combination on favorable terms.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a Business Combination with the most attractive private companies.

Target companies that we may investigate that fail to comply with SEC reporting requirements, financial and otherwise, may delay or preclude a Business Combination.  Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired.  The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition.  Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

If we affect a Business Combination with a financially unstable company or an entity in the early stage of development or growth, we will be subject to greater risks than if we were to affect a Business Combination with a more established company with a proven record of earnings and growth.

Given our financial and personnel resources compared to those of our competitors, we may be limited to consummating a Business Combination with a company that is financially unstable or is in the early stage of development or growth, including an entity without established records of sales or earnings.  To the extent we affect a Business Combination with a financially unstable or early stage or emerging growth company, we may be impacted by numerous risks inherent in the business and operations of such company that we would not be subject to if we were to affect a Business Combination with a more seasoned company with a proven record of earnings and growth.

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

We will encounter intense competition from other entities having a business objective similar to ours, including blank check companies, finance companies, banks, venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions.  Many of these entities are well established and have extensive experience in identifying and affecting Business Combinations directly or through affiliates.  Nearly all of these competitors possess greater financial, technical, human and other resources than we do and our financial resources will be negligible when contrasted with those of many of these competitors.  In addition, we will experience direct competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

It is likely that we will consummate a Business Combination with a private company for which limited information will be available to conduct due diligence.

We likely will enter into a Business Combination with a privately-held company.  Generally, very little public information exists about these companies or their management and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential success of entering into a transaction with such a company.  In addition, our management will only devote limited time to the business of the Company and will have available to it extremely limited financial resources with which to conduct due diligence.  If our assessment of the Target Business’s operations and management is inaccurate or we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and stockholders may lose their entire investment in our Company.

If we consummate a Business Combination by way of an acquisition, stockholders may not have an opportunity to vote on the transaction.

If we consummate a Business Combination by way of an acquisition of the capital stock or assets of the Target Business, the transaction may be accomplished in the sole determination of management without any vote or approval by our securityholders.  Accordingly, stockholders at the time of any Business Combination may not have an opportunity to evaluate the Target Business or its management and will have to rely on the judgment of management in assessing the future profitability and viability of the Target Business.

A Business Combination with a foreign company may subject us to additional risks.

If we enter into a Business Combination with a foreign entity, we will be subject to all of the risks inherent in business operations outside of the United States.  These risks include:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;
•	foreign currency exchange rate fluctuations;
•	potential hostilities and changes in diplomatic and trade relationships;
•	changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;
•	burdens of complying with a wide variety of foreign laws and regulations;
•	longer payment cycles and difficulties collecting receivables through foreign legal systems;
•	difficulties in enforcing or defending agreements and intellectual property rights;
•	reduced protection for intellectual property rights in some countries;
•	potentially adverse tax consequences; and
•	political and economic instability.

If we are not successful managing these risks among others that we may not identify at the time of a Business Combination, our business may be negatively impacted.

Since we have not yet selected a particular industry or Target Business with which to complete a Business Combination, we are unable to ascertain the merits or risks of the industry or business in which we may ultimately operate at this time.

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

Our long-term success will be dependent in large part upon the management team of the Target Business, which may be difficult to fully evaluate.

After a Business Combination, our long-term success we will be dependent upon the management team of the Target Business.  Although we intend to scrutinize the management team of a prospective Target Business as closely as possible in connection with evaluating the desirability of affecting a Business Combination, we cannot assure you that our assessment of the management team will prove to be correct.  These individuals may be unfamiliar with the complex disclosure and financial reporting requirements imposed on U.S. public companies and other requirements of operating a public company, which could divert their attention from their core business to the determent of the operating results of the Target Business.

If we are unable to structure the Business Combination as a “tax free” transaction, potential Target Businesses could be deterred from entering into such a transaction with our Company.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain Business Combinations with us.  Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions.  We intend to structure any Business Combination so as to minimize the federal and state tax consequences to both us and the target entity and the respective stockholders of each company; however, we cannot assure investors that the Business Combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse affect on all parties to the transaction.

We expect to issue a significant number of new shares of capital stock in a Business Combination, which will result in substantial dilution and a change in control of ownership of the Company.

Our articles of incorporation authorizes the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Any Business Combination we affect may result in the issuance of a large number of additional securities without stockholder approval which would result in substantial dilution in the percentage of our common stock held by our then existing stockholders.  Moreover, the common stock issued in any such transaction may be valued on an arbitrary or non-arm's-length basis by our management.  Our board of directors has the power to issue any or all of our authorized but unissued shares of capital stock without stockholder approval.  To the extent that additional shares of capital stock are issued in connection with a Business Combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

We have not conducted any market research concerning prospective business opportunities, which may affect our ability to identify a Target Business.

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

Our sole officer and director will apportion his time to other businesses which may cause conflicts of interest in his determination as to how much time to devote to our affairs.  This conflict of interest could have a negative impact on our ability to consummate a Business Combination.

Our sole officer and director engages in other businesses and is not required to devote his full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments.  We do not have and do not expect to have any full time employees prior to the consummation of a Business Combination.  If our management’s other business affairs requires him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Combination.  We cannot assure you that these conflicts will be resolved in our favor.

Limitations on liability and indemnification matters.

As permitted by the corporate laws of the State of Nevada, we have included in our articles of incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions, including, for example if the director did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.  In addition, our bylaws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

There are significant restrictions on the transferability of the Shares.

None of the outstanding shares of our common stock have been registered under the Securities Act of 1933 (“Securities Act”) or the securities laws of any state and may not be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available.  In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act.  Rule 144 under the Exchange Act will not be available for the resale of our securities unless and until (i) we cease to be a shell company, (ii) at the time of the sale we are reporting under the Exchange Act, (iii) we have filed all Exchange Act reports and material required to be filed during the preceding 12 months, and (iv) at least one year has elapsed from the time that we file the disclosure required by the SEC reflecting the fact that we are no longer a shell company. These restrictions will limit the ability of our stockholders to liquidate their investment.

Holders may not be able to dispose of their common stock due to the absence of an established trading market.

There is currently no public trading market for any of our securities.  The Company will not seek to list any of our shares of common stock or other securities on any exchange or have them quoted on NASDAQ or any over-the-counter market.  Any such decision will be in the discretion of management of a Target Company with which we consummate a Business Combination.  Accordingly, the Company does not anticipate that a market in any of our securities will develop during the foreseeable future, if ever.  Because holders may not be able to sell their securities, subscribers should consider their liquidity needs with respect to the securities and should be prepared to hold the securities for an indefinite period.

We cannot assure you that following a Business Combination with an operating business, our common stock will be listed or admitted to quotation on any securities exchange or other trading medium.

Following a Business Combination, then management may seek to develop a public market for our common stock.  However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of any stock exchange or that our common stock will be admitted for quotation on the over the counter bulletin board or admitted to trading on any other medium.  If our common stock does not trade publicly, holders may not be able to sell common stock.  Moreover, our common stock may be deemed to be a “penny stock” and subject to the SEC’s penny stock rule which provides that, if our common stock failed to meet the criteria set forth in such rule, brokers would be subject to various practice requirements which would limit the sale of our stock only to persons who were established customers and accredited investors.  Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.  This would also make it more difficult for us to raise additional capital following a Business Combination.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We maintain our principal executive offices at 146 Parkside Lane, Mooresville, North Carolina, where our President maintains a business office.  We use this office space free of charge.  We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a Business Combination, if ever.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fiscal year ended June 30, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of September 28, 2009, there was one holder of record of 1,500,000 outstanding shares of our common stock.

Our common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility.  Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities.  We cannot assure you that a trading market for our common stock will ever develop.  We have not registered our class of common stock for resale under the blue sky laws of any state and current management does not anticipate doing so.  The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that, in addition to transfer restrictions imposed by federal securities laws, significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

We are not obligated by contract or otherwise to issue any securities and there are not outstanding any securities that are convertible into or exchangeable for shares of our common stock.

Shares Available for Future Sale

All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act of 1933 (Securities Act), because they were issued in a private transaction not involving a public offering.  Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available.  In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act.

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;
•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934;
•
the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

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

Dividends

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

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

The Company did issue or sell any securities during the fiscal year ended June 30, 2009.

Item 6. Selected Financial Data.

The information to be furnished under this Item 6 is not required of smaller reporting companiess.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

We were formed to serve as a vehicle to acquire, through a capital stock exchange, reverse acquisition, reverse merger, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.  We have neither engaged in any operations nor generated any revenues during the twelve-month period ended June 30, 2009.

We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  There are numerous risks in connection with our current and proposed business plans, including all of the risks enumerated under "Item 1A Risk Factors."  By way of example, we will be affected by the risks inherent in the business and operations of the Target Business and, if such business is a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will likely result in the resignation or removal of current management.

Our management anticipates that the Company will affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us, because it will concentrate the chance for our success into a single business and not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources.

At June 30, 2009, we had cash on hand of $3,028.  We do not expect that the funds available will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the evaluation and investigation of targets for a Business Combination.  Our sole officer, director and stockholder has indicated his present intention to fund the Company's operating expenses through the date of a Business Combination, through loans or further investment in the Company, as and when necessary, though this intention may change based upon numerous circumstances.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our de minimum assets, our negative working capital, our losses since inception and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required of smaller reporting companiess.

Item 8. Financial Statements and Supplementary Data.

The Company submits with this report the financial statements and related information listed in the Index to Financial Statements on page 20.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and our independent accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, our Principal Executive Officer, who also is our Principal Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on this evaluation, our President has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP.  A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009.  Management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table sets forth information as of the date of this report with respect to our management:

Name	Age	Title
John M. Holcomb	69	President and Director

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

The term of office of our director expires at the Company's annual meeting of stockholders or until his successor is duly elected and qualified.  Our director is not compensated for serving as such.  Officers serve at the discretion of the Board of Directors.

Section 16 Compliance

Section 16(a) of the Exchange requires officers, directors and persons who own more than 10% of a registered class of our equity securities of a company that has a class of common stock registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all forms filed pursuant to Section 16(a).

Based solely on a review of the copies of such reports furnished to us and written representations from our sole officer and director that no other reports were required, to our knowledge, we believe that our sole officer and director and stockholder who is required to file reports pursuant to Section 16(a) of the Exchange Act complied with all of the Section 16(a) filing requirements applicable to him with respect to the last fiscal year, except that the annual statements to report changes in beneficial ownership was filed late.

Code of Ethics

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

Audit Committee

The board of directors has not established an audit committee nor adopted an audit committee charter, rather, the entire board of directors serves the functions of an audit committee.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires an audit committee at this time.  The board of directors takes the position that management of a Target Business will make a determination as to whether to establish an audit committee and to adopt an audit committee charter that will be suitable for its operations after the Company consummates a Business Combination.

Stockholder Communications

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

Item 11. Executive Compensation.

The Company has not paid any compensation to any person since inception and will not pay any compensation until it affects a Business Combination, at which time compensation shall be in the discretion of then current management.  Current management expects to devote only such time to the affairs of the Company as required to affect the Company’s business plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 28, 2009, certain information regarding beneficial ownership of our common stock by sole officer and director who is our only stockholder:

The applicable percentage of ownership is based on 1,500,000 shares outstanding.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned (1)
John M. Holcomb	1,500,000	100%
All officers and directors as a group (1 person)	1,500,000	100%

 (1) The address for Mr. Holcomb is c/o the Company.

Compensation Plans

We have not adopted any compensation plans for the benefit of our employees, representatives or consultants.  The Company does not have outstanding any options, warrants or other rights outstanding that entitle anyone to acquire shares of capital stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The Company utilizes office space provided free of charge by Mr. Holcomb.  The Company will continue to maintain its offices at this location until the consummation of a Business Combination, if ever.

Director Independence

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by Traci J. Anderson, CPA for the audits of the Company's annual financial statements for the fiscal year ending on June 30, 2009 and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal year were $4.000.

AUDIT-RELATED FEES.  The aggregate fees billed by Traci J. Anderson, CPA for audit-related services rendered for the Company for the last fiscal year were $0.  Audit-related fees generally include fees in support of the Company's filing of registration statements with the SEC and similar matters.

TAX FEES.  The aggregate fees billed by Traci J. Anderson, CPA for tax-related services rendered for the Company for the last fiscal year were $0.  The tax-related services were all in the nature of tax compliance and tax planning.

ALL OTHER FEES. The aggregate fees billed for services rendered to the Company by Traci J. Anderson, CPA, other than the audit services, audit-related services, and tax services, were $0 for the last fiscal year.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           Financial Statements

The following financial statements are filed as part of this report:

Independent Auditor’s Report

Balance Sheet for the years ended June 30, 2009 and 2008

Statement of Operations for the years ended June 30, 2009 and 2008 and cumulative since inception (June 4, 2007)

Statement of Stockholders’ Deficit for the years ended June 30, 2009 and 2008 and cumulative since inception (June 4, 2007)

Statement of Cash Flows for the years ended June 30, 2009 and 2008 and cumulative since inception (June 4, 2007)

Notes to Financial Statements

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

FINANCIAL STATEMENT INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2009.

BONANZA ONE, INC.

By:	/s/ John Holcomb
John Holcomb

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 28, 2009.

Signature	Title
/s/ John Holcomb	President, Principal Executive Officer, Principal Financial Officer and
John Holcomb	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board Members

Bonanza One, Inc.

I have audited the accompanying balance sheet of Bonanza One, Inc. (A Development Stage Company) as of June 30, 2009 and the related statements of operations, stockholders’ deficit and cash flows for the years ended June 30, 2009 and 2008.  These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonanza One, Inc. (A Development Stage Company) as of June 30, 2009, and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Traci J. Anderson, CPA
Huntersville, North Carolina

September 22, 2009

Bonanza One, Inc.
(A Development Stage Company)
Balance Sheet

	As of June 30,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$3,028	$174
TOTAL CURRENT ASSETS	3,028	174

TOTAL ASSETS	$3,028	$174

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Note Payable to a Related Party	$25,000	$15,000
Accrued Expenses	3,545	1,200
TOTAL CURRENT LIABILITIES	28,545	16,200

TOTAL LIABILITIES	28,545	16,200

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,500,000 issued and outstanding)	150	150
Paid in Capital	-	-
Accumulated Deficit	(25,667)	(16,176)
TOTAL STOCKHOLDERS' DEFICIT	(25,517)	(16,026)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,028	$174

The accompanying notes are an integral part of these financial statements.

Bonanza One, Inc.
(A Development Stage Company)
Statement of Operations

			Cumulative Total
	As of June 30,		Since Inception
	2009	2008	June 5, 2007
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Selling, general and administrative	982	-	982
Professional Fees	6,164	2,426	21,140
Total Expenses	7,146	2,426	22,122

OTHER INCOME/(EXPENSE)
Interest Expense	(2,345)	(1,200)	(3,545)
Total Other Income/(Expense)	(2,345)	(1,200)	(3,545)

NET (LOSS)	$(9,491)	$(3,626)	$(25,667)

Basic and fully diluted net loss per common share:	$(0)	$(0)	$(0)

Weighted average common shares outstanding	1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

Bonanza One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, June 30, 2007	1,500,000	$150	-	$-	$-	$(12,550)

Net loss for the year	-	-	-	-	-	(3,626)

Issuance of common shares	-	-	-	-	-	-

Balances, June 30, 2008	1,500,000	$150	-	$-	$-	$(16,176)

Net loss for the year	-	-	-	-	-	(9,491)

Return of shares issued	-	-	-	-	-	-

Balances, June 30, 2009	1,500,000	$150	-	$-	$-	$(25,667)

The accompanying notes are an integral part of these financial statements.

Bonanza One, Inc.
(A Development Stage Company)
Statement of Cash Flows

			Cumulative
	For the years		Totals
	ended		Since
	June 30,	June 30,	Inception
	2009	2008	June 5, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(9,491)	$(3,626)	$(25,667)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
Increase in Accrued Expenses	2,345	(6,300)	3,545

NET CASH (USED IN) OPERATING ACTIVITIES	(7,146)	(9,926)	(22,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock Purchase	-	-	150
Proceeds from Note Payable	10,000	-	25,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	-	25,150

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	174	10,100	-

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$3,028	$174	$3,028

The accompanying notes are an integral part of these financial statements.

BONANZA ONE, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity- Bonanza One, Inc. (“The Company”) was organized under the laws of the State of Nevada on June 5, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2009, the balance in Accounts Receivable was $0.

BONANZA ONE, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements- In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The implementation of FSP FAS No. 142-3 is not expected to have a material impact on its consolidated financial statements.

BONANZA ONE, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements

BONANZA ONE, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The implementation of FSP FAS No. 107-1 did not have a material impact on the Company’s financial position and results of operations

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The implementation of FSP FAS No. 157-4 did not have a material on the Company’s financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s financial statements.

BONANZA ONE, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

NOTE B-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended June 30, 2009 and 2008 is summarized as follows:

Cash paid during the year ended June 30, 2009 and 2008 for interest and income taxes:

	2009	2008
Interest	$-	$-
Taxes	$-	$-

NOTE C-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2009.

BONANZA ONE, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

NOTE D-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for year ended June 30, 2009

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of June 30, 2009 is as follows:
Total Deferred Tax Asset	$8,726
Valuation Allowance	(8,726)
Net Deferred Tax Asset	-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through June 30, 2009 and 2008 is as follows:

	2009	2008
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $3,226 and $1,233 for the years ending June 30, 2009 and 2008, respectively.

As of June 30, 2008, the Company had a federal and state net operating loss carry forward in the amount of approximately $ 25,667, which expires in the year ending June 30, 2029.

NOTE E-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $25,667, used cash from operations of $22,122 since its inception, and has a negative working capital of $25,517 at June 30, 2009.

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

BONANZA ONE, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

NOTE F-COMMITMENTS

As of June 30, 2008, the Company had no commitments.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.
During the year ended June 30, 2009, the company issued no stock.

During the year ended June 30, 2008, the company issued 1,500,000 to the following:

Name	Number of shares
John Holcomb	1,500,000
1,500,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.
During the year ended June 30, 2009 and 2008, the company issued no preferred stock.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2009 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—NOTE PAYABLE

The company has the following promissory notes outstanding:

A Note Payable to a Related Party in the amount of $15,000 bearing interest at 8% per annum and payable on demand.

A Note Payable to a related Party in the amount of $10,000 bearing interest at 8% per annum and payable on demand.

The interest accrued, but not paid as of June 30, 2009 is $3,545.