Form 10-Q
period 2009-09-30
BONANZA ONE, INC.
filed 2009-11-13
CIK 1411308

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

(704) 660-0546
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
☐ Yes  ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 12, 2009 there were 1,500,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

2

Bonanza One, Inc.
(A Development Stage Company)
Balance Sheet

	As of September 30,	As of June 30,
	2009 (Unaudited)	2009 (Audited)
ASSETS
CURRENT ASSETS:
Cash	$3,173	$3,028
TOTAL CURRENT ASSETS	3,173	3,028

TOTAL ASSETS	$3,173	$3,028

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Note Payable to a Related Party	$27,000	$25,000
Accrued Expenses	3,995	3,545
TOTAL CURRENT LIABILITIES	30,995	28,545

TOTAL LIABILITIES	30,995	28,545

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,500,000 issued and outstanding)	150	150
Paid in Capital	-	-
Accumulated Deficit	(27,972)	(25,667)
TOTAL STOCKHOLDERS' DEFICIT	(27,822)	(25,517)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,173	$3,028

The accompanying notes are an integral part of these financial statements.

Bonanza One, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)

	For the 3 months ended		Cumulative Total
	September 30,		Since Inception
	2009	2008	June 5, 2007
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Selling, general and administrative	-	-	982
Professional Fees	1,855	3,254	22,995
Total Expenses	1,855	3,254	23,977

OTHER INCOME/(EXPENSE)
Interest Expense	(450)	(328)	(3,995)
Total Other Income/(Expense)	(450)	(328)	(3,995)

NET (LOSS)	$(2,305)	$(3,582)	$(27,972)

Basic and fully diluted net loss per common share:	$(0)	$(0)	$(0)

Weighted average common shares outstanding	1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

Bonanza One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (Unaudited)

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, June 30, 2008	1,500,000	$150	-	$-	$-	$(16,176)

Net loss for the year	-	-	-	-	-	(9,491)

Issuance of common shares	-	-	-	-	-	-

Balances, June 30, 2009	1,500,000	$150	-	$-	$-	$(25,667)

Net loss for the quarter	-	-	-	-	-	(2,305)

Return of shares issued	-	-	-	-	-	-

Balances, September 30, 2009	1,500,000	$150	-	$-	$-	$(27,972)

The accompanying notes are an integral part of these financial statements.

Bonanza One, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

			Cumulative
	For the 3 months		Totals
	ended		Since
	September 30,	September 30,	Inception
	2009	2008	June 5, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,305)	$(3,582)	$(27,972)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
Increase in Accrued Expenses	450	328	3,995

NET CASH (USED IN) OPERATING ACTIVITIES	(1,855)	(3,254)	(23,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock Purchase	-	-	150
Proceeds from Note Payable	2,000	3,500	27,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,000	3,500	27,150

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	3,028	174	-

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$3,173	$420	$3,173

The accompanying notes are an integral part of these financial statements.

BONANZA ONE, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity- Bonanza One, Inc. (the "Company”) was organized under the laws of the State of Nevada on June 5, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2009, the balance in Accounts Receivable was $0.

BONANZA ONE, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

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

Fair Value for Financial Assets and Financial Liabilities- The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. No such assets or liabilities were recognized during the quarter ended September 30, 2008.

Recent Accounting Pronouncements- In December 2007, the Financial Accounting Standards Board (the “FASB”) Accounting Codification Statement (“ASC”) 805-10 (formerly SFAS 141R), “Business Combinations” (“ASC 805-10”) was issued. ASC 805-10 replaces prior guidance on the subject and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. Additionally, it also requires transaction costs related to the business combination to be expensed as incurred. ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date, as well as our adoption date, for the pronouncement was January 1, 2009. The adoption did not have a material impact on our financial statements.

In April 2008 the FASB issued ASC 350-30 (formerly FSP No. 142-3), Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10 (formerly SFAS 142). This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. It is effective for financial statements issued for fiscal years beginning after December 15, 2008. We determined that the standard will not have a material impact on our financial statements.

BONANZA ONE, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165), “Subsequent Events,” which establishes general standards for accounting for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. It is effective with interim and annual financial periods ending after June 15, 2009. We adopted ASC 855-10 at the beginning of our 2009 third quarter. The adoption did not have a significant impact on the subsequent events that we report, either through recognition or disclosure, in our financial statement

In June 2009, the FASB issued ASC 105-10 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. ASC 105-10 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and nonauthoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Therefore, the Company adopted ASC 105-10 for the reporting in our 2009 third quarter. The adoption did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The implementation of FSP FAS No. 107-1 did not have a material impact on the Company’s financial position and results of operations

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our financial statements.

BONANZA ONE, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

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

BONANZA ONE, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

NOTE B-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarters ended September 30, 2009 and 2008 is summarized as follows:

Cash paid during the quarters ended September 30, 2009 and 2008 for interest and income taxes:

	2009	2008
Interest	$-	$-
Taxes	$-	$-

NOTE C-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2009.

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

BONANZA ONE, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

As of June 30, 2008, the Company had a federal and state net operating loss carry forward in the amount of approximately $25,667, which expires in the year ending June 30, 2029.

NOTE E-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $27,822, used cash from operations of $23,977 since its inception, and has a negative working capital of $27,822 at September 30, 2009.

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

During the quarters ended September 30, 2009, the company issued no stock.

As of September 30, 2009, the Company had the following outstanding stock issued:

Name	Number of shares
John Holcomb	1,500,000
1,500,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the quarter ended September 30, 2009, the company issued no preferred stock.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2009 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

BONANZA ONE, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

NOTE I—NOTE PAYABLE

The Company has the following promissory notes outstanding:

A Note Payable to a Related Party in the amount of $15,000 bearing interest at 8% per annum and payable on demand.

A Note Payable to a Related Party in the amount of $10,000 bearing interest at 8% per annum and payable on demand.

A Note Payable to a Related Party in the amount of $2,000 bearing interest at 8% per annum and payable on demand.

The interest accrued, but not paid as of September 30, 2009 is $3,995.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Bonanza One, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on June 5, 2007.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our  common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a tax-free reorganization under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders; and

•	cause a change in and likely result in the resignation or removal of our present officer and director.

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

3

Liquidity and Capital Resources.

At September 30, 2009, we had cash on hand of $3,173.  We do not expect that these funds will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the identification and evaluation of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception, and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the period ended September 30, 2009 of $2,305 and a net loss since inception of $27,972.  In addition, the Company has an accumulated deficit of $27,822, has used cash from operations of $23,977 since its inception, and has a negative working capital of $27,822 at September 30, 2009

We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

4

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30, 2009, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended September 30, 2009, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA ONE, INC.

Date: November 12, 2009	By:	/s/ John Holcomb
	Name:	John Holcomb
	Title	President. Principal Executive Officer
and Principal Financial Officer