Form 10-K/A
period 2009-06-30
BONANZA ONE, INC.
filed 2010-02-18
CIK 1411308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

In this Amendment No. 1 to Annual Report on Form 10-K/A for the year ended June 30, 2009 ("Amendment No. 1”) as originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2009 (the “Original Filing”), we refer to Bonanza One, Inc., a Nevada corporation, as “we,” “us,” “our” or  the “Company.”

We are filing this Amendment No. 1 to:

•
file financial statements that include an audit report in which our auditor has revised the scope and opinion paragraphs of its audit report as filed with the Original Filing to opine upon the cumulative period from inception (December 3, 2007) through March 31, 2009;

•
to revise the financial statements filed with Original Filing to include a statement of stockholders' deficit for the period from inception (June 5, 2007) to June 30, 2007 in addition to the annual periods already included as required by ASC 915-215-45-1; and

•	amend "Item 9A. Controls and Procedures" to identify the framework used by management in evaluating the effectiveness of the Company's internal control over financial reporting.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing that is amended by this Amendment No. 1 is restated in its entirety, and this Amendment No. 1 is accompanied by currently dated certifications on Exhibit 31.1 and 32.1.

Except as expressly set forth in this Amendment No. 1, we are not amending any other part of the Original Filing.  This Amendment No. 1 continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment No. 1, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment No. 1 shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 8. Financial Statements and Supplementary Data.

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board Members

Bonanza One, Inc.

I have audited the accompanying balance sheet of Bonanza One, Inc. (A Development Stage Company) as of June 30, 2009 and the related statements of operations, stockholders’ deficit and cash flows for the period from inception (June 5, 2007) through June 30, 2009.  These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonanza One, Inc. (A Development Stage Company) as of June 30, 2009, and the results of its operations and its cash flows for the for the period from inception (June 5, 2007) through June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, management performed, with the participation of our Principal Executive and Financial Officer, or PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures.  Based on this evaluation, our PEO has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

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

As of the end of the period covered by this report, the PEO evaluated the effectiveness of our disclosure controls and procedures.  We evaluated and assessed the effectiveness of our internal control over financial reporting as of June 30, 2009, using criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the evaluation, the PEO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the PEO, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

Changes in Internal Control over Financial Reporting

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2010.

BONANZA ONE, INC.

By:	/s/ John Holcomb
John Holcomb

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on  February 18, 2010.

Signature	Title

/s/ John Holcomb	President, Principal Executive Officer, Principal Financial Officer and Director
John Holcomb