Form 10-K/A
period 2009-06-30
BONANZA ONE, INC.
filed 2010-03-16
CIK 1411308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

In this Amendment No. 2 to Annual Report on Form 10-K/A for the year ended June 30, 2009 ("Amendment No. 2”) as originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2009 (the “Original Filing”), as amended by Amendment No. 1 to Annual Report on Form 10-K/A as filed with the SEC on February 18, 2010 ("Amendment No. 1”), we refer to Bonanza One, Inc., a Nevada corporation, as “we,” “us,” “our” or the “Company.”

We are filing this Amendment No. 2 to:

•
file financial statements that include an audit report in which our auditor has revised its audit report as filed with Amendment No. 1 to to address the statements of operations, stockholders' deficit and cash flows for the years ended March 31, 2008 and 2009; and

•	amend "Item 9A. Controls and Procedures" to state management's conclusion with respect to the effectiveness of the Company's internal control over financial reporting.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing and Amendment No. 1 that is amended by this Amendment No. 2 is superceded in its entirety, and this Amendment No. 2 is accompanied by currently dated certifications on Exhibit 31.1 and 32.1.

Except as expressly set forth in this Amendment No. 2, we are not amending any other part of the Original Filing or Amendment No. 1.  This Amendment No. 2 continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment No. 1, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and Amendment No. 1 and with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment No. 2 shall not be deemed an admission that the Original Filing or Amendment No. 1 when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 8. Financial Statements and Supplementary Data.

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board Members

Bonanza One, Inc.

I have audited the accompanying balance sheet of Bonanza One, Inc. (A Development Stage Company) as of June 30, 2009 and the related statements of operations, stockholders’ deficit and cash flows for the period from inception (June 5, 2007) through June 30, 2009 and for the years ended June 30, 2009 and 2008.  These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonanza One, Inc. (A Development Stage Company) as of June 30, 2009, and the results of its operations and its cash flows for the for the period from inception (June 5, 2007) through June 30, 2009 and for the years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

As of the end of the period covered by this report, management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.

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

Balance Sheet for the years ended June 30, 2009 and 2008

Statement of Operations for the years ended June 30, 2009 and 2008 and cumulative since inception (June 4, 2007)

Statement of Stockholders’ Deficit for the years ended June 30, 2009 and 2008 and cumulative since inception (June 4, 2007)

Statement of Cash Flows for the years ended June 30, 2009 and 2008 and cumulative since inception (June 4, 2007)

Notes to Financial Statements

(b)           Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description	Location References
2.1	Agreement and Plan of Merger dated September 27, 2007, among the registrant, Bonanza One, Inc., a Delaware corporation, and Bonanza One, Inc., a Nevada corporation.	1

3.1	Certificate of Incorporation of Bonanza One, Inc. (Delaware)	1

3.2	By-laws of Bonanza One, Inc. (Delware)	1

3.3	Articles of Incorporation of Bonanza One, Inc. (Nevada)	1

3.4	By-laws of Bonanza Ons, Inc. (Nevada)	1

4.1	Form of demand promissory note executed by the registrant in favor of Gail Davis.	1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	2

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	2

1.	Incorporated by reference to the registrant's registration statement on Form 10 as filed with the SEC on November 7, 2007.
2.	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2010.

BONANZA ONE, INC.

By:	/s/ John Holcomb
John Holcomb

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2010.

Signature	Title

/s/ John Holcomb	President, Principal Executive Officer, Principal Accounting Officer and
John Holcomb	Director