Form 10-Q
period 2010-03-31
BONANZA ONE, INC.
filed 2010-05-12
CIK 1411308

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 11, 2010 there were 1,500,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Bonanza One, Inc.
(A Development Stage Company)
Balance Sheet

	As of March 31,	As of June 30,
	2010 (Unaudited)	2009 (Audited)
ASSETS
CURRENT ASSETS:
Cash	$1,285	$3,028
TOTAL CURRENT ASSETS	1,285	3,028

TOTAL ASSETS	$1,285	$3,028

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Note Payable to a Related Party	$33,000	$25,000
Accrued Expenses	4,832	3,545
TOTAL CURRENT LIABILITIES	37,832	28,545

TOTAL LIABILITIES	37,832	28,545

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,500,000 issued and outstanding)	150	150
Paid in Capital	-	-
Accumulated Deficit	(36,697)	(25,667)
TOTAL STOCKHOLDERS' DEFICIT	(36,547)	(25,517)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,285	$3,028

The accompanying notes are an integral part of these financial statements.

(A Development Stage Company)
Statement of Operations (Unaudited)

	For the 3 months ended		Cumulative Total
	March 31,		Since Inception
	2010	2009	June 5, 2007
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Selling, general and administrative	-	-	1,232
Professional Fees	2,549	3,131	30,433
Total Expenses	2,549	3,131	31,665

OTHER INCOME/(EXPENSE)
Interest Expense	(569)	(431)	(5,032)
Total Other Income/(Expense)	(569)	(431)	(5,032)

NET (LOSS)	$(3,118)	$(3,562)	$(36,697)

Basic and fully diluted net loss per common share:	$(0)	$(0)	$(0)

Weighted average common shares outstanding	1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

Bonanza One, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)

	For the 9 months ended		Cumulative Total
	March 31,		Since Inception
	2010	2009	June 5, 2007
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Selling, general and administrative	250	-	1,232
Professional Fees	9,293	9,498	30,433
Total Expenses	9,543	9,498	31,665

OTHER INCOME/(EXPENSE)
Interest Expense	(1,487)	(1,560)	(5,032)
Total Other Income/(Expense)	(1,487)	(1,560)	(5,032)

NET (LOSS)	$(11,030)	$(11,058)	$(36,697)

Basic and fully diluted net loss per common share:	$(0)	$(0)	$(0)

Weighted average common shares outstanding	1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

Bonanza One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (Unaudited)

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, June 30, 2008	1,500,000	$150	-	$-	$-	$(16,176)

Net loss for the year	-	-	-	-	-	(9,491)

Issuance of common shares	-	-	-	-	-	-

Balances, June 30, 2009	1,500,000	$150	-	$-	$-	$(25,667)

Net loss for the period	-	-	-	-	-	(11,030)

Balances, March 31, 2010	1,500,000	$150	-	$-	$-	$(36,697)

The accompanying notes are an integral part of these financial statements.

Bonanza One, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited)

			Cumulative Totals
	For the 9 months ended		Since Inception
	March 31, 2010	March 31, 2009	June 5, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(11,030)	$(11,058)	$(36,697)
Adjustments to reconcile net (loss) to net cash (used in) operations
Changes in Assets and Liabilities:
Increase/(Decrease) in Accrued Expenses	1,287	1,561	4,832
NET CASH (USED IN) OPERATING ACTIVITIES	(9,743)	(9,497)	(31,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note Payable from a Related Party	8,000	10,393	33,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	8,000	10,393	33,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares	-	-	150
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	150

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	3,028	174	-

END OF THE YEAR	$1,285	$1,070	$1,285

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BONANZA ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE A- BUSINESS ACTIVITY

Bonanza One, Inc. (the "Company”) was organized under the laws of the State of Nevada on June 5, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $36,697, used cash from operations of $31,865 since its inception, and has a negative working capital of $36,547 at March 31, 2010.

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
AS OF MARCH 31, 2010

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2010.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2010, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2010.

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
AS OF MARCH 31, 2010

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2010.

Recent Accounting Pronouncements - The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended March 31, 2010.

BONANZA ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recent Accounting Pronouncements (continued)

As a result of the Company’s implementation of the Codification during the fiscal year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual consolidated financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events
(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the consolidated financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s consolidated financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets
(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s consolidated financial statements.

Noncontrolling Interests
(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)
SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

BONANZA ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recent Accounting Pronouncements (continued)

Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to been evaluated and the basis for that date. For public entities, this is the date the consolidated financial reassess that should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarters ended March 31, 2010 and 2009 is summarized as follows:

Cash paid during the quarters ended March 31, 2010 and 2009 for interest and income taxes:

	2010	2009
Interest	$-	$-
Taxes	$-	$-

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2010.

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
AS OF MARCH 31, 2010

NOTE F-INCOME TAXES (CONT’D)

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

As of June 30, 2009, the Company had a federal and state net operating loss carry forward in the amount of approximately $ 25,667, which expires in the year ending June 30, 2029.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the period ended March 31, 2010, the Company issued no shares of common stock.

As of March 31, 2010, the Company had the following outstanding shares of common stock issued:

Name	Number of shares

John Holcomb	1,500,000

1,500,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the period ended March 31, 2010, the Company issued no shares of preferred stock.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2010 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

BONANZA ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE I—NOTE PAYABLE

The Company has the following promissory notes outstanding:

Notes Payable to a Related Party in the amount of $33,000 bearing interest at 8% per annum and payable on demand.

The interest accrued, but not paid as of March 31, 2010 is $4,832.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Bonanza One, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on June 5, 2007.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   We are in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

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

Any entity with which we enter into a Business Combination will be subject to numerous risks in connection with its operations.  To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely a significantly higher percentage) in order to ensure that the Business Combination qualifies as a tax-free reorganization under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders prior to the transaction; and

•	cause a change in control of our Company and likely result in the resignation or removal of our officers and directors as of the date of the transaction.

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

Liquidity and Capital Resources.

At March 31, 2010, we had cash on hand of $1,285.  Our cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months, which we anticipate will comprise costs and expenses incurred in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of targets for a Business Combination and, possibly, costs and expenses in connection with a Business Combination.

To date, we have funded our operations through loans from our stockholder, who is our sole officer and director, and, as of March 31, 2010, we had borrowed an aggregate of $33,000 from him, including $8,000 during the nine months then ended.  Our stockholder has advised us that he expects to fund additional costs and expenses that we will incur through loans or further investment in the Company, as and when necessary.

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

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the three and nine month periods ended March 31, 2010 of $3,118 and $11,030, respectively, and a net loss since inception of $36,697.  The Company has a deficit accumulated during the development stage of $36,697, has used cash from operations of $31,865 since its inception, consisting primarily of professional fees, and has a negative working capital of $36,547 at March 31, 2010.

We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended March 31, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended March 31, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

BONANZA ONE, INC.

Date: May 11, 2010	By:	/s/ John Holcomb
	Name:	John Holcomb
	Title	President. Principal Executive Officer and Principal Financial Officer