Form 10-K
period 2010-06-30
BONANZA ONE, INC.
filed 2010-10-12
CIK 1411308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2010

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
  Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒  Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    $0

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes     No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.At October 11, 2010 there were 1,500,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS	ii

PART I

PART II

PART III

PART IV

Item 15. Exhibits, Financial Statement Schedules.	17
FINANCIAL STATEMENT INDEX	17
SIGNATURES	18

i

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
ii

PART I

Item 1. Description of Business

General

Bonanza One, Inc. (“we”, “us”, the “Company” or like terms) is a developmental stage company that was organized to serve as a vehicle for a business combination through a capital stock exchange, merger, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which such transactions sometimes are referred to as "reverse acquisitions" or "reverse mergers."  We are a Nevada corporation and a successor in interest to Bonanza One, Inc., a Delaware corporation organized on September 26, 2007, upon the merger of the companies effective October 1, 2007.  Since our inception, we have engaged in only limited business operations relating to our organization, registering our class of common stock under the Exchange Act and seeking to identify operating companies with which to enter into a Business Combination.  We have not generated any revenue, have no full-time employees and do not own or lease any property.  Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.

The Company, based on its proposed business activities, is a “blank check” company.  The Securities and Exchange Commission (“SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of  the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.   Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.   In addition, under Rule 12b-2 of the Exchange Act, the Company also is a “shell company” which is defined, as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Because we are a "shell" company, the Business Combination we enter into with a Target Business will be deemed to be a "reverse acquisition" or "reverse merger."

Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination, and then only in the discretion of management of our Business Combination partner.  The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements

We are not presently engaged in, and will not engage in, any substantive commercial business operations until we consummate a Business Combination, if ever.  We are currently in the process of identifying and evaluating targets for a Business Combination but we do not have any specific Business Combination under consideration.  Our efforts to identify a prospective Target Business will not be limited to a particular industry or geographic location.  We will seek to consummate the acquisition which is most attractive and provides the greatest opportunity for creating securityholder value.  The determination of which opportunity is the most attractive would be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our securityholders, the terms of the transaction and the perceived quality of the business of the Target Business, among other factors described below.  We believe that the owners of potential Target Businesses may find an acquisition by us to be an easier and less dilutive means to achieve liquidity than an initial public offering or other financing transactions. We cannot assure you that we will be identify and attract a Target Business or that we will be able to engage in a transaction on favorable terms or at all.

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

Search for a target.

We are currently in the process of identifying and evaluating targets for a Business Combination.  As described below in more detail, we have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates.  At such time as we affect a Business Combination, if ever, we will be impacted by the numerous risks inherent in the business and operations of the Target Business.  The risks attendant to the Target Business may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings.  Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Due Diligence Investigation.

In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible in view of our lack of financial resources and the inexperience of our management in such endeavors.  Moreover, management’s decisions will be made without detailed feasibility studies, independent analyses, market surveys and the like, which, if we had more funds available to us, would be desirable.  Given our current resources, we will likely enter into a Business Combination with a privately-held company in its early stages of development or that has only a limited operating history on which to base our decision.  Generally, very little public information exists about these companies and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential returns from entering into a Business Combination with such a company.  We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the business opportunity seeking our participation.  We expect that our due diligence may include, among other things, meetings with the Target Business’s incumbent management and inspection of its facilities, as well as a review of financial and other information that is made available to us.  This due diligence review will be conducted by our management, possibly with the assistance of the Company's counsel and accountants, as necessary.

It is unlikely that our management at the time of a Business Combination will continue in any material capacity with the Company after the consummation of a Business Combination, other than as a stockholder.

Our assessment of a Target Business and its management may not be accurate.   If we do not uncover all material information about a Target Business prior to a Business Combination, we may not make a fully informed investment decision and we may lose money on our investment.

The time and costs required to select and evaluate a Target Business and to structure and complete the Business Combination cannot presently be ascertained with any degree of certainty.  Any costs we incur with respect to the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately completed may result in a loss to us.

Lack of diversification.

We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations.  Moreover, given that we likely will offer a controlling interest in our Company to a Target Business in order to achieve a tax-free reorganization, as described below, the dilution of interest to present and prospective stockholders will render more than one Business Combination unlikely.  Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible spreading of risks or offsetting of losses that Business Combinations with multiple operating entities would offer.  By consummating a Business Combination with a single entity, our lack of diversification may:

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a Business Combination.

Form of acquisition; Opportunity for stockholder approval.

Although we cannot predict the terms of any Business Combination, we will seek to structure a Business Combination to qualify as a tax-free transaction under the Internal Revenue Code of 1986, as amended (the "Code").  Tax-free treatment of such a transaction can be accomplished, if structured correctly, either through the acquisition of all of the outstanding shares of capital stock of a Target Business or through a merger (either directly or through a wholly owned subsidiary of our Company) with a Target Business.  Depending on the circumstances of any acquisition, however, we may not be able to structure a transaction in the most tax advantageous manner.  Further, we cannot assure you that the Internal Revenue Service or state tax authorities will agree with our tax treatment of any transaction.

If the transaction is structured as an acquisition, we will acquire our participation in a Target Business through the acquisition of all of the outstanding shares of its capital stock in exchange for the issuance of our common stock or other securities to the security holders of the Target Business and the Target Business would become our wholly owned subsidiary.  If the transaction is structured as a statutory merger or consolidation, we would merge a Target Business with and into our Company or a wholly owned subsidiary of our Company.

Acquisition:  Under Section 368(a)(1) of the Code, in order for a stock exchange transaction to qualify as a "tax free" reorganization, the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company.  If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, our existing stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares of the surviving entity.  Depending upon the relative negotiating strength of the parties, our stockholders at the time of the Business Combination may retain substantially less than 20% of the total issued and outstanding shares of our Company, which is likely in our case.  This would result in substantial additional dilution to the equity of those persons who were stockholders of our Company prior to such Business Combination.  As part of such a transaction, all or a majority of our Company's then management at the time may resign and new directors may be appointed without any vote by stockholders.  If the Business Combination is structured as an acquisition of a Target Business's stock, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management.

Merger: In a merger transaction, we would merge a Target Business with and into our Company or a wholly-owned subsidiary.  Simultaneous with the merger, we may affect a recapitalization in order to achieve a manageable float of our outstanding capital stock.  However, a proposed merger transaction would require the approval of the holders of a majority of the outstanding shares of our common stock and it may necessitate calling a stockholders' meeting to obtain such approval and filings with the SEC and state agencies.  The necessity to obtain stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain rights to dissenting stockholders who could require that the Company purchase their shares at a price equal to the fair market value in cash.

In light of the above, management likely will seek to structure a Business Combination so as not to require stockholder approval.

In view of our status as a "shell" company, any acquisition of the stock of or the merger with an operating company would be deemed to be a "reverse acquisition" or "reverse merger," respectively.

We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require significant management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for a Business Combination, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

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

The report of our independent auditor and Note B to the financial statements included in this Form 10-K indicate that the Company is in the development stage, has suffered losses from operations, has a net capital deficiency and has yet to generate cash flow, and that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, we have no significant assets or financial resources.  We will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a Business Combination.  This will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business.  Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary.   In light of our limited resources, we cannot assure you that we will be able to continue operations, that we will be able to identify a suitable Target Business or that we will consummate a Business Combination.

We are dependent entirely upon our stockholders to fund our operations.  We may have insufficient resources to cover our operating expenses and the costs and expenses of consummating a Business Combination.

We are not generating any revenues and possess limited capital to fund our operations, including for such purposes as preparing and filing periodic reports under the Exchange Act, identifying a Target Business and negotiating a Business Combination.  We are dependent entirely on our sole officer and director and stockholders to provide funds for the foregoing requirements and for any other corporate purposes that may arise in the future.  Though our principals have advised us of their intention to fund our operations, there is no written agreement binding them to do so.  Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary.   In the event that our principals do not fund our capital requirements, we may not be able to continue operations and stockholders could lose the entire amount of their investment in our Company.

We may have insufficient resources to cover our operating expenses and the costs and expenses of consummating a Business Combination.

At June 30, 2010, we had cash on hand of $966 and no other assets of any kind.  We do not expect that these funds will be sufficient to cover our operating costs and expenses, including those we will incur in connection with satisfying our reporting obligations under the Exchange Act and consummating a Business Combination.  If our financial resources are inadequate to cover our costs and expenses, we will require additional financing and we cannot be certain that such financing will be available to us on acceptable terms, if at all.  Our failure to secure funds necessary to cover our costs and expenses would have an adverse affect on our operations and ability to achieve our objective.

We are a development stage company with no operating history and, accordingly, there is no basis upon which to evaluate our ability to achieve our business objective.

We are a development stage company and have not engaged in any revenue generating activities to date.  Since we do not have any operating history, you will have no basis upon which to evaluate our ability to achieve our business objective.  We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business or generate any revenue until we consummate such a transaction, if ever.  We cannot assure you as to when or if a Business Combination will occur.

Our sole officer and director has never been a principal of, nor has he ever been affiliated with, a company formed with a business purpose similar to ours.

Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.  Furthermore, our sole officer and director has never been involved with a public shell company of any sort.  Accordingly, you may not be able to adequately evaluate his ability to consummate successfully a Business Combination.  Moreover, our officer and director does not have experience evaluating or conducting due diligence with respect to companies in connection with a Business Combination and he may not uncover all material information about a Target Business prior to a Business Combination nor may he accurately assess a Target Company's business or management.  Management's failure to conduct complete and accurate due diligence or accurately assess the future strength of a Target Business could have a significant negative impact on our operations and could cause our stockholders to lose entire investment.

Our officer and director will apportion his time to other businesses which may cause conflicts of interest in his determination as to how much time to devote to our affairs.  This conflict of interest could have a negative impact on our ability to consummate a Business Combination.

Our sole officer and director engages in other businesses and is not required to devote his full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments.  We do not have and do not expect to have any full time employees prior to the consummation of a Business Combination.  If our officer’s and director’s other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Combination.  We cannot assure you that these conflicts will be resolved in our favor.

Our sole officer and director may in the future become affiliated with entities engaged in business activities similar to those conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our sole officer and director may in the future become affiliated with entities, including other shell companies, engaged in business activities similar to those intended to be conducted by us, though he has no present intention of becoming affiliated with any such entities. Additionally, our sole officer and director may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which he may owe fiduciary duties.  Accordingly, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential Target Business may be presented to another entity prior to its presentation to us and we may not be able to pursue a potential transaction.

Our future success is dependent on the ability of management to complete a Business Combination with a Target Business that operates profitably.

The nature of our operations is highly speculative.  The future success of our plan of operation will depend to a great extent on the operations, financial condition and management of the Target Business we may acquire.  The future success of our plan of operation will depend entirely on the operations, financial condition and management of the Target Business with which we may enter into a Business Combination.  While management is seeking to enter into a Business Combination with an entity having an established, profitable operating history and effective management, we cannot assure you that we will be successful in consummating a Business Combination with a candidate that meets that those criteria.

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

We are currently in the process of evaluating and identifying targets for a Business Combination.  However, our plan of operation permits our board of directors to consummate a Business Combination with a company in any industry it chooses and is not limited to any particular industry or type of business.  Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the Target Business that we may ultimately acquire.  To the extent we complete a Business Combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development, we may be affected by numerous risks inherent in the business operations of those entities.  If we complete a Business Combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry.  Such risks, among other things, could preclude the Company's ability to secure financing for operations after a Business Combination, should it be required.  Although our management will endeavor to evaluate the risks inherent in a particular industry or Target Business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.  Even if we properly assess those risks, some of them may be outside of our control.

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

The Company may be subject to further government regulations which would adversely affect our operations.

Although we are subject to the reporting requirements of the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended ( the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities.  If we engage in business combinations which will result in our holding passive investment interests in a number of entities, we could be subject to regulations under the Investment Company Act.  If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.  We have received no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

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

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved for listing on either an automated quotation system or a registered exchange, and system or stock exchange rules, will require an increased amount of management attention and external resources.  We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  This could have an adverse impact on our operations.

We expect to issue a significant number of new shares of capital stock in a Business Combination, which will result in substantial dilution and a change in control of ownership of the Company.

Our articles of incorporation authorize the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Any Business Combination affected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders.  Moreover, the common stock issued in any such transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders.  Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval.  To the extent that additional shares of common stock or preferred stock are issued in connection with a Business Combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

We may issue preferred stock which may have greater rights than our common stock.

Our Articles of Incorporation authorize our Company to issue up to 10,000,000 shares of preferred stock. Currently, no preferred shares have been issued; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders.  Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.  In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock.

There are significant restrictions on the transferability of the Shares.

No outstanding shares of our common stock have been registered under the Securities Act, and, consequently, they may not be resold, transferred, pledged as collateral or otherwise disposed of under federal securities laws unless such transaction is registered under the Securities Act or an exemption from the registration requirements of the Securities Act is available.  In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration under the Securities Act.  Persons who acquired our common stock prior to a Business Combination will not be entitled to rely on Rule 144 under the Exchange Act for the resale of our securities unless and until (i) we cease to be a shell company, (ii) at the time of the sale we are reporting under the Exchange Act, (iii) we have filed all Exchange Act reports and material required to be filed during the preceding 12 months, and (iv) at least one year has elapsed from the time that we file the disclosure required by the SEC reflecting the fact that we are no longer a shell company.  These restrictions will limit the ability of our stockholders to liquidate their investment.

We have not registered or qualified any shares of our class of our common stock for resale under the Blue Sky laws of any state, which will limit the liquidity of the common stock.

The Company has not registered or qualified its class of common stock for resale or trading under the Blue Sky laws of any state and current management does not anticipate doing so.  Current stockholders and persons who desire to purchase our common stock should be aware that significant state Blue Sky law restrictions may limit our stockholders from selling their shares and potential purchasers from acquiring our common stock.

The absence of an established trading market will limit the ability of stockholders to dispose of their common stock.

There is currently no public trading market for any of our securities.  The Company will not seek to list any of our securities on any exchange or have them quoted on an automated quotation system or over-the-counter market.  Any decision to initiate public trading of our common stock will be in the discretion of management of a Target Company with which we consummate a Business Combination.  Since stockholders will not be able to sell their shares, stockholders should consider their liquidity needs with respect to the securities and should be prepared to hold their shares for an indefinite period.

We cannot assure you that following a Business Combination with an operating business, our common stock will be listed or admitted to quotation on any securities exchange or other trading medium, which will limit the liquidity of the shares.

Following a Business Combination, new management may seek to initiate a public market for our common stock.  However, we cannot assure you that following such a transaction, our Company as then constituted will meet the initial listing standards of any stock exchange or that our common stock will be admitted for quotation on the over the counter bulletin board or commence trading on any other medium.  If our common stock does not trade publicly, holders may not be able to sell common stock.

The designation of our common stock as a "penny stock" would limit the liquidity of the shares.

Our common stock after a Business Combination may be deemed a “penny stock” as that term is defined under Rule 3a51-1 of the Exchange Act.  Generally, a "penny stock" is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share.  Prices often are not available to buyers and sellers and the market may be very limited.  Penny stocks in start-up companies are among the riskiest equity investments.  Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC.  The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market.  A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser's written agreement to the purchase. Many brokers choose not to participate in penny stock transactions.  Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock stocks in any market that develops for our common stock in the future, which may limit the ability to buy and sell our stock and which will have an adverse effect on any market that develops for our shares.

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

Item 4. Removed and Reserved.

No matter was submitted to a vote of security holders during the fiscal year ended June 30, 2010.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market InformationAs of October 11, 2010, there was one holder of record of 1,500,000 outstanding shares of our common stock.Our common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility.  Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities.  Any decision to initiate public trading of our common stock will be in the discretion of management of a Target Company with which we consummate a Business Combination.  We cannot assure you that a trading market for our common stock will ever develop.  We have not registered our class of common stock for resale under the blue sky laws of any state and current management does not anticipate doing so.  The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that, in addition to transfer restrictions imposed by federal securities laws, significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

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

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;
•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act ;
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

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

The Company did not issue or sell any securities during the fiscal year ended June 30, 2010.

Item 6. Selected Financial Data

The information to be furnished under this Item 6 is not required of smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto.  The following discussion and analysis contains forward-looking statements which involve risks and uncertainties.  Our actual results may differ significantly from the results expectations and plans discussed in these forward-looking statements

Plan of Operation

We were formed to serve as a vehicle to acquire, through a capital stock exchange, reverse acquisition, reverse merger, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act.  We have neither engaged in any operations nor generated any revenues during the twelve-month period ended June 30, 2010.

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

Liquidity and Capital Resources.

At June 30, 2010, we had $966 of cash on hand.  These funds will not be sufficient to cover our operating costs and expenses over the next twelve months during which we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of targets for a Business Combination and, possibly, costs associated with negotiating and entering into a Business Combination.

To date, we have funded our operations through loans from our stockholder and, as of March 31, 2010, we had borrowed an aggregate of $36,000 from him, including $11,000 during the year then ended.  Our stockholder has advised us that he expects to fund additional costs and expenses that we will incur in connection with our operations, including as may be required to file reports under the Exchange Act, for due diligence activities and to consummate a Business Combination, through loans or further investment in the Company, as and when necessary.

We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the year ended June 30, 2010 of $14,969 and a have suffered a net loss since inception of $40,636.  The Company has used cash from operations of $35,184 since its inception, consisting primarily of professional fees, and has a negative working capital of $40,486 at June 30, 2010.

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target Business, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bonanza One, Inc.

We have audited the accompanying balance sheets of Bonanza One, Inc. (“The Company”) as June 30, 2010 and 2009, and the related statements of operations, shareholders’ deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonanza One, Inc. as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has suffered recurring losses from operations, has a deficit accumulated during the development stage, has negative cash flows from operations, and has negative working capital, all of which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

September 30, 2010
Bongiovanni & Associates
Cornelius, North Carolina

Bonanza One, Inc.
(A Development Stage Company)
Balance Sheets

	As of June 30,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$966	$3,028
TOTAL CURRENT ASSETS	966	3,028

TOTAL ASSETS	$966	$3,028

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Note Payable to a Related Party	$36,000	$25,000
Accrued Interest Payable to a Related Party	5,452	3,545
TOTAL CURRENT LIABILITIES	41,452	28,545

TOTAL LIABILITIES	41,452	28,545

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,500,000 shares issued and outstanding)	150	150
Additional Paid in Capital	-	-
Deficit Accumulated During the Development Stage	(40,636)	(25,667)
TOTAL STOCKHOLDERS' DEFICIT	(40,486)	(25,517)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$966	$3,028

The accompanying notes are an integral part of these financial statements.

Bonanza One, Inc.
(A Development Stage Company)
Statements of Operations

	For the years ended		Cumulative Total
	June 30,		Since Inception
	2010	2009	June 5, 2007
REVENUES:
Revenues	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Selling, general and administrative	250	982	1,232
Professional fees	12,812	6,164	33,952
Total Expenses	13,062	7,146	35,184

OTHER INCOME/(EXPENSE)
Interest expense-related party	(1,907)	(2,345)	(5,452)
Total Other Income/(Expense)	(1,907)	(2,345)	(5,452)

NET (LOSS)	$(14,969)	$(9,491)	$(40,636)

Basic and fully diluted net loss per common share:	$(.01)	$(.01)	$(.03)

Weighted average common shares outstanding	1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

Bonanza One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated
Balances, June 5, 2007 (inception)	$-	$-	$-	$-	$-	$-

Net loss for the year	-	-	-	-	-	(16,176)

Issuance of common shares	1,500,000	150	-	-	-	-

Balances, June 30, 2008	1,500,000	$150	-	$-	$-	$(16,176)

Net loss for the year	-	-	-	-	-	(9,491)

Issuance of common shares	-	-	-	-	-	-

Balances, June 30, 2009	1,500,000	$150	-	$-	$-	$(25,667)

Net loss for the period	-	-	-	-	-	(14,969)

Return of shares issued	-	-	-	-	-	-

Balances, June 30, 2010	1,500,000	$150	-	$-	$-	$(40,636)

The accompanying notes are an integral part of these financial statements.

Bonanza One, Inc.
(A Development Stage Company)
Statement of Cash Flows

			Cumulative Totals
	For the years ended		Since Inception
	June 30, 2010	June 30, 2009	June 5, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(14,969)	$(9,491)	$(40,636)
Adjustments to reconcile net (loss) to net cash (used in) operations
Changes in Assets and Liabilities:
Increase in Accrued Interest Expense-Related Party	1,907	2,345	5,452
NET CASH (USED IN) OPERATING ACTIVITIES	(13,062)	(7,146)	(35,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note Payable-Related Party	11,000	10,000	36,000
Issuance of shares	-	-	150
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,000	10,000	36,150

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	3,028	174	-

END OF THE YEAR	$966	$3,028	$966

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BONANZA ONE, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

NOTE A- ORGANIZATION, BUSINESS, AND OPERATIONSBusiness Activity-

Bonanza One, Inc. (“The Company”) was organized under the laws of the State of Nevada on June 5, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $40,636, used cash from operations of $35,184 since its inception, and has a working capital deficit of $40,486 at June 30, 2010.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2010.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting
Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the year ended June 30, 2010.

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
AS OF JUNE 30, 2010

NOTE C- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the
Company for similar financial arrangement at June 30, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended June 30, 2010.

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP.
All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.
There have been no changes to the content of our consolidated financial statements or disclosures as a result of implementing the Codification during the fiscal year ended
December 31, 2009.

As a result of our implementation of the Codification during the fiscal year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable.  In the current annual financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events
(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)
SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”).  An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date.  For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by us.  SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact our consolidated financial statements.  We evaluated for subsequent events through the issuance date of our consolidated financial statements.
No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets
(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics.  This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of FSP SFAS No. 142-3 did not impact our consolidated financial statements.

Noncontrolling Interests
(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited.  We implemented SFAS No. 160 at the start of fiscal 2009 and no longer record an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. The adoption of SFAS No. 160 did not have any other material impact on our consolidated financial statements.

Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited.  We will adopt SFAS No. 167 in fiscal 2010 and do not anticipate any material impact on our consolidated financial statements.

BONANZA ONE, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended June 30, 2010 and 2009 is summarized as follows:

Cash paid during the years ended June 30, 2010 and 2009 for interest and income taxes:

	2010	2009
Interest	$-	$-
Taxes	$-	$-

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company.
It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2010.

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for years ended June 30, 2010 and 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of June 30, 2010 is as follows:

Total Deferred Tax Asset	$13,816
Valuation Allowance	(13,816)
Net Deferred Tax Asset	-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through June 30, 2010 and 2009 is as follows:

	2010	2009
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $5,089 and $3,266 for the years ending June 30, 2010 and 2009, respectively.

As of June 30, 2010, the Company had a federal and state net operating loss carry forward in the amount of approximately $ 40,636, which expires in the year ending June 30, 2030.

NOTE G-COMMITMENTS

As of June 30, 2010, the Company had no commitments.

NOTE H-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.
During the year ended June 30, 2010, the company issued no stock.

During the years ended June 30, 2010 and 2009, the Company issued no common stock.

During the year ended June 30, 2008, the Company issued 1,500,000 common shares to the following:

Name	Number of common shares
John Holcomb	1,500,000
1,500,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the years ended June 30, 2010 and 2009, the Company issued no preferred stock.  No shares of preferred stock have been issued as of June 30, 2010.

NOTE I-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2010 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE J—NOTE PAYABLE

The Company has the following promissory notes outstanding:

A note payable to a related party in the amount of $15,000 bearing interest at 8% per annum and payable on demand.

A note payable to a related party in the amount of $21,000 bearing interest at 8% per annum and payable on demand.

The interest accrued, but not paid as of June 30, 2010 is $5,452.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 3, 2010, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission to disclose that it dismissed Traci J. Anderson, CPA’s (“TJA”) as its independent registered public accountants as of August  27, 2010, as required by Item 4.01. Change in Registrant’s Certifying Accountant thereof (the “8-K”).  TJA had audited our financial statements as of June 30, 2008 and 2009 and for the period from September 26, 2007 (date of inception) to June 30, 2009.  In the 8-K, the Company also disclosed that it had engaged Bongiovanni & Associates, CPA’s (“B&A”) as its independent registered public accountants, effective September 6, 2010 (the “Engagement Date”), to (i) audit the financial statements of the Company for the year ended June 30, 2010 and for the period from September 26, 2007 (date of inception) to June 30, 2010 and (ii) re-audit the Company’s financial statements for the year ended June 30, 2009.  There were no disagreements with TJA.During the period from September 26, 2007 (date of inception) and through the Engagement Date, the Company has not consulted with B&A regarding either:

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, management performed, with the participation of our Principal Executive and Financial Officer, or PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures.  Based on this evaluation, our PEO has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

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

As of the end of the period covered by this report, management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table sets forth information as of the date of this report with respect to our management:

Name	Age	Title
John M. Holcomb	70	President and Director

John M. Holcomb has been the president and a member of the board of directors since the Company’s inception. From 1984 to through 2005, Mr. Holcomb owned and operated Eastern Seaboard Packaging Inc., a manufacturer and wholesale distributor of a wide range of packaging products with distribution centers in five states. Mr. Holcomb sold the business in December 2005 and currently manages his personal investments.The term of office of our director expires at the Company's annual meeting of stockholders or until his successor is duly elected and qualified.  Our director is not compensated for serving as such.  Officers serve at the discretion of the Board of Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 11, 2010, certain information regarding beneficial ownership of our sole officer and director, who is our only stockholder.

The applicable percentage of ownership is based on 1,500,000 shares outstanding.  There were no securities outstanding that were convertible into or exchangeable or exercisable for shares of common stock.
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

During the twelve months ended June 30, 2010, the Company borrowed an aggregate of $11,000 from John Holcomb, our sole director, officer and stockholder.  Since inception, the Company has borrowed an aggregate of $36,000 from Mr. Holcomb.  Each of the loans is evidenced by a promissory note which is payable on demand with interest calculated at the rate of 8% per annum.  The proceeds from the loans have been utilized by the Company to cover the costs and expenses incurred in connection with the preparation and filing of Exchange Act reports and the target entity selection and the due diligence process.

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by Bongiovanni & Associates,, CPA’s for the audit of the Company's annual financial statements for the fiscal years ending on June 30, 2010 and June 30, 2009 were $3,200 and $3,200, respectively.  In addition, the Company paid Traci J. Anderson, CPA’s (“TJA”) the sum of $2,500 in connection with the audit of the 2009 financial statements; however, upon the revocation of that firm’s registration by the Public Company Accounting Oversight Board, the Company is not entitled to rely upon TJA’s audit report for 2009, necessitating the re-audit of the 2009 financial statements by Bongiovanni & Associates, CPA’s.  The aggregate fees billed for professional fees rendered in connection with the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ending  June 30, 2010 and June 30, 2009 were $-0- and $2,500, respectively.

AUDIT-RELATED FEES.  We did not pay any audit related fees paid to our accountants for either of the past two fiscal years.TAX FEES.  We did not pay any tax fees to our accountant for either of the past two fiscal years.

ALL OTHER FEES. We did not pay any fees for services rendered for the past two fiscal years to our accountants, other than the audit services fee referenced above.

PRE-APPROVAL POLICY. The Company has not established an audit committee nor adopted an audit committee charter.  Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation, or rule, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the board prior to completion of the audit.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           Financial Statements

The following financial statements are filed as part of this report:

Independent Auditor’s Report
Balance Sheet for the years ended June 30, 2010 and 2009
Statement of Operations for the years ended June 30, 2010 and 2009 and cumulative since inception (June 4, 2007)
Statement of Stockholders’ Deficit for the years ended June 30, 2010 and 2009 and cumulative since inception (June 4, 2007)
Statement of Cash Flows for the years ended June 30, 2010 and 2009 and cumulative since inception (June 4, 2007)
Notes to Financial Statements

(b)           Exhibits.

 The following are filed as exhibits to this report:

Exhibit No.	Description	Location References
2.1	Agreement and Plan of Merger dated September 27, 2007, among the registrant, Bonanza One, Inc., a Delaware corporation, and Bonanza One, Inc., a Nevada corporation.	1
3.1	Certificate of Incorporation of Bonanza One, Inc. (Delaware)	1
3.2	By-laws of Bonanza One, Inc. (Delaware)	1
3.3	Articles of Incorporation of Bonanza One, Inc. (Nevada)	1
3.4	By-laws of Bonanza One, Inc. (Nevada)	1
4.1	Form of demand promissory note executed by the registrant in favor of John Holcomb.	1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	2
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	2

1.	Incorporated by reference to the registrant's registration statement on Form 10 as filed with the SEC on November 7, 2007.
2.                Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 11, 2010.

BONANZA ONE, INC.

By: /s/ John Holcomb
John Holcomb

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 11, 2010.

Signature	Title
/s/ John Holcomb John Holcomb	President, Principal Executive Officer, Principal Accounting Officer, Principle Financial Officer and Director