Form 10-Q
period 2010-09-30
BONANZA ONE, INC.
filed 2010-11-19
CIK 1411308

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 19, 2010 there were 1,500,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Bonanza One, Inc.
(A Development Stage Company)
Balance Sheet

	As of
	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$51	$966
TOTAL CURRENT ASSETS	51	966

TOTAL ASSETS	$51	$966

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Note Payable to a Related Party	$39,200	$36,000
Accrued Interest Payable to a Related Party	6,167	5,452
TOTAL CURRENT LIABILITIES	45,367	41,452

TOTAL LIABILITIES	45,367	41,452

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,500,000 issued and outstanding)	150	150
Paid in Capital	-	-
Accumulated Deficit	(45,466)	(40,636)
TOTAL STOCKHOLDERS' DEFICIT	(45,316)	(40,486)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$51	$966

The accompanying notes are an integral part of these financial statements.

Bonanza One, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)

	For the three months ended		Cumulative Total
	September 30,		Since Inception
	2010	2009	June 5, 2007
REVENUES:
Revenues	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Selling, general and administrative	-	-	1,232
Professional Fees	4,115	1,855	38,067
Total Expenses	4,115	1,855	39,299

OTHER INCOME/(EXPENSE)
Interest Expense-Related Party	(715)	(450)	(6,167)
Total Other Income/(Expense)	(715)	(450)	(6,167)

NET (LOSS)	$(4,830)	$(2,305)	$(45,466)

Basic and fully diluted net loss per common share:	$(0)	$(0)	$(0)

Weighted average common shares outstanding	1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

Bonanza One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (Unaudited)

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated
Balances, June 5, 2007 (inception)	$-	$-	$-	$-	$-	$-

Net loss for the year	-	-	-	-	-	(16,176)

Issuance of common shares	1,500,000	150	-	-	-	-

Balances, June 30, 2008	1,500,000	$150	-	$-	$-	$(16,176)

Net loss for the year	-	-	-	-	-	(9,491)

Issuance of common shares	-	-	-	-	-	-

Balances, June 30, 2009	1,500,000	$150	-	$-	$-	$(25,667)

Net loss for the year	-	-	-	-	-	(14,969)

Return of shares issued	-	-	-	-	-	-

Balances, June 30, 2010	1,500,000	$150	-	$-	$-	$(40,636)

Net loss for the period	-	-	-	-	-	(4,830)

Balances, September 30, 2010	1,500,000	150	-	-	$-	$(45,466)

The accompanying notes are an integral part of these financial statements.

Bonanza One, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

			Cumulative Totals
	For the three months ended		Since Inception
	September 30, 2010	September 30, 2009	June 5, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,830)	$(2,305)	$(45,466)
Adjustments to reconcile net (loss) to net cash (used in) operations
Changes in Assets and Liabilities:
Increase in Accrued Interest Expense-Related Party	715	450	6,167
NET CASH (USED IN) OPERATING ACTIVITIES	(4,115)	(1,855)	(39,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note Payable-Related Party	3,200	2,000	39,200
Issuance of shares	-	-	150
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,200	2,000	39,350

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	966	3,028	-

END OF THE PERIOD	$51	$3,173	$51

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BONANZA ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
NOTE A- ORGANIZATION, BUSINESS, AND OPERATIONS

Business Activity- Bonanza One, Inc. (“The Company”) was organized under the laws of the State of Nevada on June 5, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $45,466, used cash from operations of $39,299 since its inception, and has a working capital deficit of $45,316 at September 30, 2010.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2010.

BONANZA ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarter ended September 30, 2010.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended September 30, 2010.

Recent Accounting Pronouncements

In March 2010, the FASB issued Accounting Standard Update No. 2010-11 “Derivatives and Hedging” (Topic 815). ASU No. 2010-11 update provides amendments to subtopic 815-15, Derivatives and hedging. The amendments clarify about the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, for a calendar-year-end entity, the ASU becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010.

BONANZA ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

NOTE C- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (contndued)

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.”

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted.

In April 2010, the FASB issued Accounting Standards Update No.2010-14, “Accounting for Extractive Activities – Oil & Gas” (Topic 932). ASU No. 2010-14 amends FASB accounting Standard paragraph 932-10-S99-1 due to SEC release no. 33-8995 [FR 78], Modernization of Oil and Gas Reporting and provides update as to amendments to SEC Regulation S-X, Rule 4-10.

In April 2010, the FASB issued Accounting Standard Update No. 2010-15. “Financial Services-Insurance” (Topic 944) ASU No.2010-15 gives direction on how investments through separate accounts affect an insurer’s consolidation analysis of those investments. Under the ASU: an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer's interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policy holder as defined in the Variable Interest Entities Subsections of Subtopic 810-10 and those Subsections require the consideration of related parties. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarters ended September 30, 2010 and 2009 is summarized as follows:

Cash paid during the quarters ended September 30, 2010 and 2009 for interest and income taxes:

	2010	2009
Interest	$-	$-
Taxes	$-	$-

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2010.

BONANZA ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

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

NOTE G-COMMITMENTS

As of September 30, 2010, the Company had no commitments.

NOTE H-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.
During the quarter ended September 30, 2010, the company issued no stock.

During the quarters ended September 30, 2010 and 2009, the Company issued no common stock.

As of September 30, 2010, the Company has the following shares of common stock outstanding:

Name	Number of common shares
John Holcomb	1,500,000
1,500,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the quarters ended September 30, 2010 and 2009, the Company issued no preferred stock.  No shares of preferred stock have been issued as of September 30, 2010.

NOTE I-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2010 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE J—NOTE PAYABLE

The Company has the following promissory notes outstanding:

Two notes payable to related parties in the amount of $39,200 bearing interest at 8% per annum and payable on demand.

The interest accrued, but not paid as of September 30, 2010 is $6,167.

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

Liquidity and Capital Resources.

At September 30, 2010, we had a de minimus amount of cash.  Our available cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months, which we anticipate will comprise costs and expenses incurred in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of targets for a Business Combination and, possibly, costs and expenses in connection with a Business Combination.

To date, we have funded our operations through loans from our stockholder, who is our sole officer and director, and, as of September 30, 2010, we had borrowed an aggregate of $39,200 from him, including $3,200 during the three months then ended.  Our stockholder has advised us that he expects to fund additional costs and expenses that we will incur through loans or further investment in the Company, as and when necessary.

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

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the three months ended September 30, 2010 of $4,830 and a net loss since inception of $45,466.  The Company has a deficit accumulated during the development stage of $45,466, used cash from operations of $39,299 since its inception, and has a working capital deficit of $45,316 at September 30, 2010.

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

1

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended September 30, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA ONE, INC.
Date: November 19, 2010	By:	/s/ John Holcomb
	Name:	John Holcomb
	Title	President. Principal Executive Officer and Principal Financial Officer

3