Form 10-Q
period 2010-12-31
BONANZA ONE, INC.
filed 2011-05-19
CIK 1411308

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 17, 2011 there were 1,500,000 shares of common stock outstanding.

(1)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Bonanza One, Inc
(A Development Stage Company)
Balance Sheet

	As of
	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$2,093	$966
TOTAL CURRENT ASSETS	2,093	966

TOTAL ASSETS	$2,093	$966

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Note Payable to a Related Party	$48,732	$36,000
Accrued Interest Payable to a Related Party	7,067	5,452
TOTAL CURRENT LIABILITIES	55,799	41,452

TOTAL LIABILITIES	55,799	41,452

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,500,000 issued and outstanding)	150	150
Paid in Capital	—	—
Deficit Accumulated During Development Stage	(53,856)	(40,636)
TOTAL STOCKHOLDERS' DEFICIT	(53,706)	(40,486)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,093	$966

The accompanying notes are an integral part of these financial statements.

(2)

Bonanza One, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)

	For the three months ended		Cumulative Total
	December 31,		Since Inception
	2010	2009	June 5, 2007
REVENUES:
Revenues	$—	$—	$—
Total Revenue	—	—	—

EXPENSES:
Selling, general and administrative	686	250	1,918
Professional Fees	400	5,109	44,872
Total Expenses	1,086	5,359	46,790

OTHER INCOME/(EXPENSE)
Interest Expense-Related Party	(900)	(468)	(7,066)
Total Other Income/(Expense)	(900)	(468)	(7,066)

NET (LOSS)	$(1,986)	$(5,827)	$(53,856)

Basic and fully diluted net loss per common share:	*	*	$(0.04)

Weighted average common shares outstanding	1,500,000	1,500,000	1,500,000

*--less than $ (.01)

The accompanying notes are an integral part of these financial statements.

(3)

Bonanza One, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)

	For the 6 months ended		Cumulative Total
	December 31,		Since Inception
	2010	2009	June 5, 2007
REVENUES:
Income	$—	$—	$—
Total Revenue	—	—	—

EXPENSES:
Selling, general and administrative	686	250	1,918
Professional Fees	10,920	6,964	44,872
Total Expenses	11,606	7,214	46,790

OTHER INCOME/(EXPENSE)
Interest Expense	(1,614)	(918)	(7,066)
Total Other Income/(Expense)	(1,614)	(918)	(7,066)

NET (LOSS)	$(13,220)	$(8,132)	$(53,856)

Basic and fully diluted net loss per common share:	$(0.01)	$(0.01)	$(0.04)

Weighted average common shares outstanding	1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

(4)

Bonanza One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (Unaudited)

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated
Balances, June 5, 2007 (inception)	$—	$—	$—	$—	$—	$—

Net loss for the year	—	—	—	—	—	(16,176)

Issuance of common shares	1,500,000	150	—	—	—	—

Balances, June 30, 2008	1,500,000	$150	—	$—	$—	$(16,176)

Net loss for the year	—	—	—	—	—	(9,491)

Issuance of common shares	—	—	—	—	—	—

Balances, June 30, 2009	1,500,000	$150	—	$—	$—	$(25,667)

Net loss for the year	—	—	—	—	—	(14,969)

Return of shares issued	—	—	—	—	—	—

Balances, June 30, 2010	1,500,000	$150	—	$—	$—	$(40,636)

Net loss for the period	—	—	—	—	—	(13,220)

Balances, December 31, 2010	1,500,000	150	—	—	$—	$(53,856)

The accompanying notes are an integral part of these financial statements.

(5)

Bonanza One, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

			Cumulative Totals
	For the six months ended		Since Inception
	December 31, 2010	December 31, 2009	June 5, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(13,220)	$(8,132)	$(53,856)
Adjustments to reconcile net (loss) to net cash (used in) operations
Changes in Assets and Liabilities:
Increase in Accrued Interest Expense-Related Party	1,615	918	7,067
NET CASH (USED IN) OPERATING ACTIVITIES	(11,605)	(7,214)	(46,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note Payable-Related Party	12,732	6,000	48,732
Issuance of shares	—	—	150
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,732	6,000	48,882

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	966	3,028	—

END OF THE PERIOD	$2,093	$1,814	$2,093

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$—	$—
Taxes	$—	$—	$—

(6)

BONANZA ONE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE A- ORGANIZATION, BUSINESS, AND OPERATIONS

Business Activity- Bonanza One, Inc. (“The Company”) was organized under the laws of the State of Nevada on June 5, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $53,856, used cash from operations of $46,789 since its inception, and has a working capital deficiency of $53,706 at December 31, 2010.

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

(7)

BONANZA ONE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2010.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarter ended December 31, 2010.

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

(8)

BONANZA ONE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE C- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended December 31, 2010.

Recent Accounting Pronouncements

In March 2010, the FASB issued Accounting Standard Update No. 2010-11 “Derivatives and Hedging” (Topic 815). ASU No. 2010-11 update provides amendments to subtopic 815-15, Derivatives and hedging. The amendments clarify about the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, for a calendar-year-end entity, the ASU becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.”

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

(9)

BONANZA ONE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarters ended December 31, 2010 and 2009 is summarized as follows:

Cash paid during the quarters ended December 31, 2010 and 2009 for interest and income taxes:

	2010	2009
Interest	$—	$—
Taxes	$—	$—

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2010.

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for six months ended December 31, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2010 is as follows:

Total Deferred Tax Asset	$13,816
Valuation Allowance	(13,816)
Net Deferred Tax Asset	—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through June 30, 2010 and 2009 is as follows:

	2010	2009
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

(10)

BONANZA ONE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE F-INCOME TAXES (CONTINUED)

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $5,089 and $3,266 for the six months ending December 31, 2010 and 2009, respectively.

As of December 31, 2010, the Company had a federal and state net operating loss carry forward in the amount of approximately $ 40,636, which expires in the year ending June 30, 2030.

NOTE G-COMMITMENTS

As of December 31, 2010, the Company had no commitments.

NOTE H-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the six months ended December 31, 2010 and 2009, the Company issued no common stock.

As of December 31, 2010, the Company has the following shares of common stock outstanding:

Name	Number of common shares
John Holcomb	1,500,000
1,500,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the six months ended December 31, 2010 and 2009, the Company issued no preferred stock. No shares of preferred stock have been issued as of December 31, 2010.

NOTE I-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2010 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE J—NOTE PAYABLE

The Company has the following promissory notes outstanding:

Two notes payable to related parties in the amount of $48,732 bearing interest at 8% per annum and payable on demand.

The interest accrued, but not paid as of December 31, 2010 is $7,067.

(11)

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Bonanza One, Inc. (“we,” “us” or the “Company”) was organized in the State of Nevada on June 5, 2007. We are a developmental stage company and have not generated any revenues to date. We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are in the process of identifying and evaluating targets for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

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

We cannot assure you that we will be successful in concluding a Business Combination. We will not realize any revenues or generate any income unless and until we successfully merge with or acquire an operating business that is generating revenues and otherwise is operating profitably.  Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

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

(12)

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

Liquidity and Capital Resources.

At December 31, 2010, we had $2.093 of cash on hand. Our available cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months, which we anticipate will comprise costs and expenses incurred in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of targets for a Business Combination and, possibly, costs and expenses in connection with a Business Combination. Over the next twelve months, we estimate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act of approximately $15,000. We are unable to provide an estimate of the costs we may incur in connection with identifying and evaluating Targets Businesses or costs we may incur in connection with entering into a Business Combination given the multitude of variables associated with such activities.

To date, we have funded our operations through loans from our stockholder, who is our sole officer and director, and, as of December 31, 2010, we had borrowed the aggregate principal of $48,882 from him, including $12,732 during the six months then ended. Our stockholder has advised us orally that he expects to fund additional costs and expenses that we will incur through loans or further investment in the Company, as and when necessary. However, our stockholders are under no obligation to provide such funding.

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

Results of Operations.

Since our inception, we have not generated any revenues. We reported a net loss for the three and six months ended December 31, 2010 of $1,986 and $13,220, respectively, and a net loss since inception of $53,856. The Company has a deficit accumulated during the development stage of $53,856, used cash from operations of $46,789 since its inception, and has a working capital deficit of $53,706 at December 31, 2010.

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

(13)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(14)

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended December 31, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended December 31, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quart

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 200

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

(15)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA ONE, INC.
Date: May 17, 2011	By:	/s/ John Holcomb
	Name:	John Holcomb
	Title	President. Principal Executive Officer and Principal Financial Officer