Form 10-Q
period 2011-03-31
BONANZA ONE, INC.
filed 2011-05-23
CIK 1411308

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☐No

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 20, 2011 there were 1,500,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Bonanza One, Inc.
(A Development Stage Company)
Balance Sheet

	As of
	March 31, 2011	June 30, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$2,161	$966
TOTAL CURRENT ASSETS	2,161	966

TOTAL ASSETS	$2,161	$966

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Note Payable to a Related Party	$50,295	$36,000
Accrued Interest Payable to a Related Party	8,075	5,452
TOTAL CURRENT LIABILITIES	58,370	41,452

TOTAL LIABILITIES	58,370	41,452

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,500,000 issued and outstanding)	150	150
Paid in Capital	—	—
Deficit Accumulated During Development Stage	(56,359)	(40,636)
TOTAL STOCKHOLDERS' DEFICIT	(56,209)	(40,486)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,161	$966

The accompanying notes are an integral part of these financial statements.

(1)

Bonanza One, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)
	For the three months ended		Cumulative Total
	March 31,		Since Inception
	2011	2010	June 5, 2007
REVENUES:
Revenues	$—	$—	$—
Total Revenue	—	—	—

EXPENSES:
Selling, general and administrative	—	—	1,918
Professional Fees	—	2,549	46,367
Total Expenses	—	2,549	48,285

OTHER INCOME/(EXPENSE)
Interest Expense-Related Party	(1,009)	(569)	(8,074)
Total Other Income/(Expense)	(1,009)	(569)	(8,074)

NET (LOSS)	$(1,009)	$(3,118)	$(56,359)

Basic and fully diluted net loss per common share:	*	*	*

Weighted average common shares outstanding	1,500,000	1,500,000	1,500,000

*--less than $ (.01)

The accompanying notes are an integral part of these financial statements.

(2)

Bonanza One, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)

	For the 9 months ended		Cumulative Total
	March 31,		Since Inception
	2011	2010	June 5, 2007
REVENUES:
Income	$—	$—	$—
Total Revenue	—	—	—

EXPENSES:
Selling, general and administrative	686	250	1,918
Professional Fees	12,415	9,293	46,367
Total Expenses	13,101	9,543	48,285

OTHER INCOME/(EXPENSE)
Interest Expense	(2,622)	(1,487)	(8,074)
Total Other Income/(Expense)	(2,622)	(1,487)	(8,074)

NET (LOSS)	$(15,723)	$(11,030)	$(56,359)

Basic and fully diluted net loss per common share:	*	*	*

Weighted average common shares outstanding	1,500,000	1,500,000	1,500,000

*--less than $ (.01)

The accompanying notes are an integral part of these financial statements.

(3)

Bonanza One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (Unaudited)

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated
Balances, June 5, 2007 (inception)	$—	$—	$—	$—	$—	$—

Net loss for the year	—	—	—	—	—	(16,176)

Issuance of common shares	1,500,000	150	—	—	—	—

Balances, June 30, 2008	1,500,000	$150	—	$—	$—	$(16,176)

Net loss for the year	—	—	—	—	—	(9,491)

Issuance of common shares	—	—	—	—	—	—

Balances, June 30, 2009	1,500,000	$150	—	$—	$—	$(25,667)

Net loss for the year	—	—	—	—	—	(14,969)

Return of shares issued	—	—	—	—	—	—

Balances, June 30, 2010	1,500,000	$150	—	$—	$—	$(40,636)

Net loss for the period	—	—	—	—	—	(15,723)

Balances, March 31, 2011	1,500,000	150	—	—	$—	$(56,359)

The accompanying notes are an integral part of these financial statements.

(4)

Bonanza One, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

			Cumulative Totals
	For the 9 months ended		Since Inception
	March 31, 2011	March 31, 2010	June 5, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(15,723)	$(11,030)	$(56,359)
Adjustments to reconcile net (loss) to net cash (used in) operations
Changes in Assets and Liabilities:
Increase in Accrued Interest Expense-Related Party	2,623	918	8,075
NET CASH (USED IN) OPERATING ACTIVITIES	(13,100)	(10,112)	(48,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note Payable-Related Party	14,295	6,000	50,295
Issuance of shares	—	—	150
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,295	6,000	50,445

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	966	3,028	—

END OF THE PERIOD	$2,161	$(1,084)	$2,161

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$—	$—
Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

(5)

BONANZA ONE, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011

NOTE A- ORGANIZATION, BUSINESS, AND OPERATIONS

Business Activity- Bonanza One, Inc. (“The Company”) was organized under the laws of the State of Nevada on June 5, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $56,359, used cash from operations of $48,284 since its inception, and has a working capital deficiency of $56,210 at March 31, 2011.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2011.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarter ended March 31, 2011.

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

(6)

BONANZA ONE, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended March 31, 2011.

Recent Accounting Pronouncements

In March 2010, the FASB issued Accounting Standard Update No. 2010-11 “Derivatives and Hedging” (Topic 815). ASU No. 2010-11 update provides amendments to subtopic 815-15, Derivatives and hedging. The amendments clarify about the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, for a calendar-year-end entity, the ASU becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010

(7)

BONANZA ONE, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011

NOTE C- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

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

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarters ended March 31, 2011 and 2010 is summarized as follows:

Cash paid during the quarters ended March 31, 2011 and 2010 for interest and income taxes:

	2011	2010
Interest	$—	$—
Taxes	$—	$—

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2011.

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for six months ended March 31, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of March 31, 2011 is as follows:

Total Deferred Tax Asset	$13,816
Valuation Allowance	(13,816)
Net Deferred Tax Asset	—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through March 31, 2011 and 2010 is as follows:

	2011		2010
Income tax computed at the federal statutory rate	34	%	34%
State income tax, net of federal tax benefit	0	%	0%
Total	34	%	34%
Valuation allowance	-34	%	-34%
Total deferred tax asset	0	%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $5,089 and $3,266 for the six months ending March 31, 2011 and 2009, respectively.

As of March 31, 2011, the Company had a federal and state net operating loss carry forward in the amount of approximately $ 40,636, which expires in the year ending June 30, 2030.

NOTE G-COMMITMENTS

As of March 31, 2011, the Company had no commitments.

NOTE H-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the six months ended March 31, 2011 and 2009, the Company issued no common stock.

As of March 31, 2011, the Company has the following shares of common stock outstanding:

Name	Number of common shares
John Holcomb	1,500,000
1,500,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the six months ended March 31, 2011 and 2009, the Company issued no preferred stock. No shares of preferred stock have been issued as of March 31, 2011.

NOTE I-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2011 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE J—NOTE PAYABLE

The Company has the following promissory notes outstanding:

Two notes payable to related parties in the amount of $50,295 bearing interest at 8% per annum and payable on demand.

The interest accrued, but not paid as of March 31, 2011 is $8,075.

(8)

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

Bonanza One, Inc. (“we,” “us” or the “Company”) was incorporated in the State of Nevada on June 5, 2007. We are a developmental stage company and have not generated any revenues to date. We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target”) which desires to utilize our status as a reporting company under the Exchange Act.

The Company voluntarily filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on November 7, 2007 and, since its effectiveness, the Company has focused its efforts on identifying a possible Target for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination. Our fiscal year ends on June 30.

Based on our business activities, the Company is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. In addition, under Rule 12b-2 of the Exchange Act, the Company also is a “shell company” which is defined, as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets. Because we are a “shell” company, the Business Combination we enter into with a Target will be deemed to be a "reverse acquisition" or “reverse merger.”

Our management has broad discretion with respect to identifying and selecting a prospective Target. We have not established any specific attributes or criteria (financial or otherwise) for a prospective Target and may enter into a Business Combination with a development stage company, a distressed company or a foreign company engaged in any industry. Our sole officer and director has never served as an officer or director of a development stage public company that has consummated a Business Combination such as that contemplated by our Company. Accordingly, he may not successfully identify a Target or conclude a Business Combination. In addition, our management engages in other business activities and is not obligated to devote any specific number of hours to our matters. Management intends to devote only as much time as it deems necessary to our affairs.

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

Any entity with which we enter into a Business Combination will be subject to numerous risks in connection with its operations. To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of such companies. If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular Target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

(9)

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws. The issuance of additional shares of our capital stock will:

  significantly reduce the equity interest of our stockholders prior to the transaction; and

  cause a change in control in our Company and likely result in the resignation or removal of our officer and director as of the date of the transaction.

Our management anticipates that our Company likely will affect only one Business Combination, due primarily to our limited financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to filing Exchange Act reports, investigating and analyzing Targets and consummating a Business Combination. We believe we will be able to meet these costs through use of funds in our treasury and from cash which may be loaned to or invested in us by our stockholders, management or other investors. As of March 31, 2011, the Company had $2,161 in its treasury. There are no assurances that the Company will be able to secure additional funding as needed. Our ability to continue as a going concern is dependent upon our ability to generate cash from the sale of our common stock and/or obtain debt financing and attain future profitable operations by acquiring or merging with a profitable company.

Liquidity and Capital Resources

At March 31, 2011, we had total assets of $2,161, consisting exclusively of cash. This compares with total assets of $966 at June 30, 2010, our fiscal year end. At March 31, 2011, the Company had current liabilities of $58,370 compared with current liabilities of $41,452 at June 30, 2010, in each case, comprised exclusively of amounts owed to stockholders.

Our existing cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months.

To date, we have funded our operations through loans from our stockholders. Our stockholders have advised management that they presently expect to fund additional costs and expenses we may incur through loans or further investment in the Company, as and when necessary. However, our stockholders are under no obligation to provide such funding.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010	For the Cumulative Period from June 5, 2007 (Inception) to March 31, 2011
Net Cash Used In Operating Activities	$13,100	$10,112	$48,284
Net Cash Provided by Financing Activities	$14,295	$6,000	$50,445
Net Increase (Decrease) in Cash and Cash Equivalents	$2,161	$(1,084)	$2,161

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues. We reported a net loss for the three and nine months ended March 31, 2011 and 2010 of $1,009 and $15,723, respectively, compared to a net loss of $3,118 and $11,030 for the comparable 2010 periods, and have suffered a net loss since inception of $56,359. At March 31, 2011, we had a working capital deficit of $56,209 compared to $40,486 at March 31, 2010. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

We do not expect to engage in any activities, other than seeking to identify a Target, unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assessment as to the nature of a Target’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to generate cash from the sale of its securities and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

(10)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward Looking Statements

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the time management devotes to identifying a target business; management’s ability to consummate a business combination; the financial condition of the target company with which we may enter a business combination; the effect of existing and future laws; governmental regulations; the political and economic climate of the United States; and conditions in the capital markets. We undertake no duty to update or revise these forward-looking statements.

When used in this Form 10-Q, the words, "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons.

(11)

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item. We refer readers to our Annual Report on Form 10-K as filed with the SEC on October 12, 2010 for a description of the risks associated with our business and an investment in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved)

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

(12)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA ONE, INC.
Date: May 20, 2011	By:	/s/ John Holcomb
	Name:	John Holcomb
	Title	President. Principal Executive Officer and Principal Financial Officer