Form 10-Q
period 2011-09-30
BONANZA ONE, INC.
filed 2011-11-18
CIK 1411308

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 17, 2011 there were 1,500,000 shares of common stock outstanding.

(1)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Bonanza One, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$ 221	$ 1,251
TOTAL CURRENT ASSETS	221	1,251

TOTAL ASSETS	$ 221	$ 1,251

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Note payable to a related party	$ 60,695	$ 50,295
Accrued interest payable to a related party	10,178	9,118
TOTAL CURRENT LIABILITIES	70,873	59,413

TOTAL LIABILITIES	70,873	59,413

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,500,000 issued and outstanding)	150	150
Additional paid in capital	-	-
Deficit accumulated during development stage	(70,802)	(58,312)
TOTAL STOCKHOLDERS' DEFICIT	(70,652)	(58,162)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 221	$ 1,251

The accompanying notes are an integral part of these financial statements

(2)

Bonanza One, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the three months ended		Cumulative Total
	September 30,		Since Inception
	2011	2010	June 5, 2007
REVENUES:
Revenues	$ -	$ -	$ -
Total revenue	-	-	-

EXPENSES:
Selling, general and administrative	520	-	2,448
Professional fees	10,910	4,115	58,177
Total expenses	11,430	4,115	60,625

OTHER INCOME/(EXPENSE)
Interest expense	(1,060)	(715)	(10,177)
Total other income/(expense)	(1,060)	(715)	(10,177)

NET (LOSS)	$ (12,490)	$ (4,830)	$ (70,802)

Basic and fully diluted net loss per common share:	$ (0.01)	*	$ (0.05)

Weighted average common shares outstanding	1,500,000	1,500,000	1,500,000

*=less than $0.01

The accompanying notes are an integral part of these financial statements

(3)

Bonanza One, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			Cumulative Totals
	For the three months ended		Since Inception
	September 30, 2011	September 30, 2010	June 5, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (12,490)	$ (4,830)	$ (70,802)
Adjustments to reconcile net (loss) to net cash (used in) operations
Changes in assets and liabilities:
Increase in accrued interest expense-related party	1,060	715	10,178
NET CASH (USED IN) OPERATING ACTIVITIES	(11,430)	(4,115)	(60,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable-related party	10,400	3,200	63,132
Repayments of note payable-related party	-	-	(2,437)
Issuance of shares	-	-	150
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,400	3,200	60,845

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,030)		221

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	1,251	966	-

END OF THE PERIOD	$ 221	$ 51	$ 221

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

(4)

BONANZA ONE, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011

NOTE A- ORGANIZATION, BUSINESS, AND OPERATIONS

Business Activity- Bonanza One, Inc. (“The Company”) was organized under the laws of the State of Nevada on June 5, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $70,802, used cash from operations of $60,625 since its inception, and has a working capital deficiency of $70,652 at September 30, 2011.

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

(5)

BONANZA ONE, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011

NOTE C- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2011.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarter ended September 30, 2011.

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

AS OF SEPTEMBER 30, 2011

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued interest payable to a related party, approximate their fair values because of the short maturity of these instruments. The Company’s note payable to a related party approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended September 30, 2011.

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

AS OF SEPTEMBER 30, 2011

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

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended September 30, 2011 and 2010 is summarized as follows:

Cash paid during the three months ended September 30, 2011 and 2010 for interest and income taxes are as follows:

	2011	2010
Interest	$ -	$ -
Taxes	$ -	$ -

(8)

BONANZA ONE, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2011.

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the three months ended September 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of September 30, 2011 is as follows:

Total Deferred Tax Asset	$ 24,072
Valuation Allowance	(24,072)
Net Deferred Tax Asset	-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through September 30, 2011 and 2010 is as follows:

	2011	2010
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $4,246 and $1,642 for the three months ending September 30, 2011 and 2010, respectively.

As of September 30, 2011, the Company had a federal and state net operating loss carry forward in the amount of approximately $70,802, which expires in the fiscal year ending June 30, 2030.

(9)

BONANZA ONE, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011

NOTE G-COMMITMENTS

As of September 30, 2011, the Company had no commitments.

NOTE H-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the three months ended September 30, 2011 and 2010, the Company issued no common stock.

As of September 30, 2011, the Company has the following shares of common stock outstanding:

Name	Number of common shares
John Holcomb	1,500,000
1,500,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the three months ended September 30, 2011 and 2010, the Company issued no preferred stock. No shares of preferred stock have been issued as of September 30, 2011.

NOTE I-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2011 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE J—NOTE PAYABLE TO A RELATED PARTY AND ACCRUED INTEREST

The Company has signed various promissory notes with a partnership that is owned by the Company’s major shareholder. The total amount outstanding of the note is $60,695 and is payable upon demand and bears interest at 8% per year. The interest accrued, but not paid as of September 30, 2011 is $10,178.

(10)

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

The Company voluntarily filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on November 7, 2007, and since its effectiveness, the Company has focused its efforts on identifying a possible Target for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination. Our fiscal year ends on June 30.

Based on our business activities, the Company is a “shell company” which is defined, as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets. Because we are a “shell” company, the Business Combination we enter into with a Target will be deemed to be a “reverse acquisition” or “reverse merger.” In addition, under Rule 12b-2 of the Exchange Act, the Company also is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws. The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders prior to the transaction; and

•	cause a change in control in our Company and likely result in the resignation or removal of our officer and director as of the date of the transaction.

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to filing periodic reports under the Exchange Act, investigating and analyzing Targets and, possibly, consummating a Business Combination. Our current assets will not be sufficient for these purposes; however, we believe we will be able to meet these costs from cash which may be loaned to or invested in us by our stockholders, management or other investors. It is unlikely that we will be able to secure third party funding for our operations and we cannot be certain that the Company will be able to secure additional funding as needed. Our ability to continue as a going concern is dependent upon our ability to generate cash from the sale of our common stock and/or obtain debt financing and attain future profitable operations by acquiring or merging with a profitable company.

(11)

Liquidity and Capital Resources

At September 30, 2011, we had total assets of $221, consisting exclusively of cash. This compares with total assets of $1,251 at June 30, 2011, our fiscal year end. At September 30, 2011, the Company had current liabilities of $70,873 compared with current liabilities of $59,413 at June 30, 2011, in each case, comprised exclusively of amounts owed to stockholders.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	For the Cumulative Period from June 5, 2007 (Inception) to September 30, 2011
Net Cash (Used In) Operating Activities	$(11,430)	$(4,115)	$(60,624)
Net Cash Provided by Financing Activities	$10,400	$3,200	$60,845
Net Increase (Decrease) in Cash and Cash Equivalents	$(1,030)	$-	$221

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues. We reported a net loss for the three months ended September 30, 2011 of $12,490 compared to a net loss of $4,830 for the comparable 2010 period, and have suffered a net loss since inception of $70,802. At September 30, 2011, we had a working capital deficit of $70,652 compared to $58,162 at June 30, 2011. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

(12)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of June 30, 2011 and which remained extant as of the close of the period covered by this Report, our CEO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2011.

The weaknesses in our disclosure and procedures encompassed weaknesses in certain elements of our internal control over financial reporting (ICFR) that our subsumed within our disclosure controls and procedures. A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The specific weaknesses relate to elements of our ICFR that provide reasonable assurances that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and comprise the following:

1.	We did not maintain effective controls over the control environment.
2.	We did not maintain effective controls over financial statement disclosure.
3.	We did not maintain effective controls over financial reporting.
4.	There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, because we have only one officer who is responsible for all such duties.

We believe that the weaknesses in our disclosure controls and procedures and ICFR are a direct consequence of our size, resource constraints and the nature of our business. We are a “shell company,” as defined under the Securities Act, in that we have no operations and nominal assets. Further, we have no full-time employees. As a result, we are constrained by our lack of resources to take the types of corrective actions that would be necessary to remediate the material weaknesses, including, for example, engaging additional accounting personnel and adopting an audit committee charter and seating an audit committee with at least one independent member who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(13)

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended Septembe

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS1	XBRL Instance Document

101.SCH1	XBRL Taxonomy Extension Schema Document

101.CAL1	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB1	XBRL Taxonomy Extension Label Linkbase Document

101.PRE1	XBRL Taxonomy Extension Presentation Linkbase Document

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

(14)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA ONE, INC.
Date: November 17, 2011	By:	/s/ John Holcomb
	Name:	John Holcomb
	Title	President. Principal Executive Officer and Principal Financial Officer